Form 10KSB
period 2003-12-31
MANCHESTER INC
filed 2004-03-01
CIK 1214933

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON,  D.C. 20549

                           FORM 10- KSB

                    ANNUAL REPORT PURSUANT TO
                     SECTION 13 OR 15(D) OF
             THE SECURITIES  EXCHANGE  ACT  OF 1934

         For  the  fiscal year  ended November 30, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF
1934

For  the  transition  period  from  _________________  to __________________

              Commission file number: 333-102740


                          MANCHESTER INC.
  (Exact   name   of  Registrant   as specified in its charter)



            Nevada                                 98-0380409
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

        675 WestHastings Street, Suite 200
        Vancouver, British Columbia, Canada  V6B 1N2
  (Address of principal executive offices)


(604) 719-8747
Registrant's telephone  number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class      Name of each exchange on which
to be so registered      each class is to be registered

        None                          None

Securities to be registered pursuant to Section 12(g) of the Act:


Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                     Yes      No __X___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                     Yes           X               No _____

State issuer's revenues for its most recent fiscal year:         Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

 $906,250 as at February 27, 2004 based on the last price at which the shares of the Registrant were sold

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            3,012,500   as   of February 27, 2004

























                           TABLE OF  CONTENTS

                                                                          Page

ITEM 1:  DESCRIPTION OF BUSINESS                                          4
ITEM 2:  DESCRIPTION OF PROPERTY                                          13
ITEM 3:  LEGAL PROCEEDINGS                                                14
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              14
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         14
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        14
ITEM 7:  FINANCIAL STATEMENTS                                             16
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURES                                     25
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS     25
ITEM 10:  EXECUTIVE COMPENSATION                                          26
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  26
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  27
ITEM 13:  EXHIBITS AND REPORTS                                            27

















PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We have commenced operations as an exploration stage company. We are involved in the acquisition and exploration of mineral properties with a view to exploiting mineral deposits demonstrating potential economic feasibility. We have entered into a mineral property option agreement whereby we may acquire an 80% interest in a total of two mineral claims, comprising 11 claim units located in the Province of Ontario, Canada. Each claim unit is comprised of 40 acres. Accordingly, the total area of the two mineral claims is 440 acres.

These claims are collectively referred to as the Mac South Property. In the Province of Ontario Mining Act, a mineral claim is defined as "a plot of ground staked out and acquired under the provisions of the Act."

Our mineral claims interest is described below under the headings "Mac South Property Option Agreement". Our plan of operation is to carry out exploration work on the Mac South Property in order to ascertain whether these claims possess commercially viable quantities of copper and/or nickel and Platinum group metals. There can be no assurance that a commercially viable mineral deposit, or reserve, exists on the Mac South Property until appropriate exploratory work is done and an economic evaluation based on such work concludes there is the potential of economic feasibility.

Economic evaluation to determine potential economic feasibility will only occur if a defined body of ore is proven on one of our claims. If warranted, we will hire an engineering firm specializing in the economic evaluation process.

We have commenced the first phase of the exploration program recommended for the Mac South Property under the supervision of Mr. John Siriunas. Details of this program are described below under the section entitled "Geological Report:
Mac South Property".

Mac South Property Option Agreement

We have obtained the option to acquire an 80% interest, in two mineral claims comprising of eleven claim units, situated in the Sudbury Mining District, McLennan Township, Province of Ontario, Canada. This property is known as the Mac South Property. The Mac South Property is subject to a 1% net smelter returns royalty, in favor Of Mr. Terry Loney of Garson Ontario, Canada. A net smelter returns royalty is the amount of money that we would receive from the sale of minerals from the property to a smelter, less refining charges, ore treatment charges, penalties and transportation costs.

We refer to the two mineral claims described above as the Mac South Property. We acquired our interest in the Mac South Property pursuant to an agreement dated October 4, 2002 between Mr. Terry Loney and us. Pursuant to the terms of that agreement we were required to

  (A) pay Terry Loney $8,000(which we paid upon the execution of the option agreement);

  (B) incur an aggregate of $209,800 of property exploration expenditures on the Mac South Property within the following periods:

    (1)  $23,800 by October 31, 2003;
    (2)  a further $186,000 by October 31, 2004.

On October 1, 2003, we entered into an extension agreement with Mr. Loney whereby we forwarded $3,500 for exploration on the Mac South Property and paid $2,000 to him in exchange for him agreeing to extend the deadline for us to complete the $23,800 in exploration expenditures on the property from October 31, 2003 to April 30, 2004. We have the cash available to comply with this amended exploration expenditure requirement by the new deadline.

To date, we have incurred approximately $10,500 in exploration expenditures on the Mac South Property, in the form of a geological report, commissioned by us, as well as the initial portion of the phase one exploration program. In the event that we spend, in any of the above periods, less than the required sum, we may, at our option, pay to Terry Loney the cash difference between the amount actually spent and the required exploration expenditure in full satisfaction of the exploration expenditures to be incurred. In the event that we spend, in any period, more than the required sum, then the excess will be carried forward and applied to the required exploration expenditures to be incurred in subsequent periods.

If we fail to make any required payment, or incur any required exploration expenditures, our option will terminate and we will have no further rights to the Mac South Property. Property exploration expenditures include all costs of acquisition and maintenance of the property, all expenditures on the exploration and development of the property and all other costs and expenses of whatsoever kind or nature, including those of a capital nature, incurred or chargeable with respect to the exploration of the property. In addition, until we have secured an 80% interest in the Mac South Property, we are obligated to maintain in good standing the Mac South Property by:

  (A) completing and filing assessment work or making of payments in lieu thereof; and

  (B) performing all other actions necessary to keep the Mac South Property free and clear of all liens and other charges.

Under Ontario law, a mineral claim owner must expend $400 in Canadian funds per claim unit in order to extend title rights for an additional year. As the Mac South Property consists of 11 mineral claim units, we will have to expend $4,400 to maintain title for each additional year. However, the claims comprising the Mac South Property are in good standing until August 24, 2004. In addition, the exploration work we are currently conducting on the Mac South Property is credited to future requirements.

Description of the Mac South Property

The Mac South Property comprises two mining claim blocks, comprising of 11 claim units located in the Sudbury Mining Division, McLennan Township, of Ontario, Canada. Mr. Terry Loney staked the claims in September 2002.

Staking typically involves placing wooden posts at claims boundaries. In Ontario, this is a requirement for obtaining mineral rights with respect to the claims. Re-staking involves the same process, but occurs after the claims have lapsed. This happens when the previous owner has failed to spend a certain amount of funds on exploration of the claims within a certain time period as required by law.

When mineral claims are in "good standing", this means that we maintain our right to explore and extract minerals from the claims. If we fail to keep the claims in good standing, then another person make re-stake the claims and acquire the interest in the claims that we previously owned.

Location and Access of the Mac South Property

The Maclennan Township area is located approximately 27 kilometers to the northeast of the center of the City of Sudbury. The claim block that comprises the property can be reached from Regional Road 86 (the Falconbridge Highway or Airport Road) by following the abandoned railway right-of-way that now forms part of the Trans-Canada Trail.

History of the Mac South Property

Occurrences of native gold have been known since the late 1800s in the Wanapitei Lake region. After the discovery of silver mineralization to the north in the Gowganda area, much of the region was prospected in an attempt to locate additional deposits. Considerable exploration also occurred after the discovery of major copper nickel deposits in Maclennan and Falconbridge Townships.

Much of the exploration in the region has focused on the margin of the Sudbury Igneous Complex and related Contact Sublayer exposures and offset dikes as targets for copper and nickel mineralization. The only recorded work over the current property area is airborne geophysical surveys carried out by the Canadian Nickel Company Ltd. in 1981. Airborne geophysical surveying is the search for mineral deposits using detection equipment and an airplane. The equipment measures the physical property of near-surface rocks, and detects unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most
commonly measured.   These surveys did not result in the detection of any
significant electrical, magnetic, gravitational, seismic and radioactive occurrences that would suggest the presence of precious or base metals on the property.

Undocumented exploration work by Falconbridge Limited and Inco Limited has been carried out over the property area and environs. This work is believed to have consisted of airborne and ground geophysical surveys, geological mapping and sampling. It is estimated that the total apportioned cost of these programs would have exceeded $100,000. The results of this work are not in the public domain.

Geological Report: Mac South Property

We have obtained a geological evaluation report on the Mac South Property. The geological report was prepared by John M. Siriunas of Milton Ontario, Canada.

In his geological report, Mr. Siriunas recommends proceeding with a two-phase, staged exploration program on the Mac South Property based on his conclusion that prospecting, geophysical surveys and soil and rock sampling are the exploration techniques that have been the most successful in locating copper, nickel and platinum group metals mineralization in the region.

The main objective of the first phase or reconnaissance phase of this exploration program is to locate the most favorable areas of mineral concentration to carry out a more detailed diamond drill sampling program to locate mineralization below the surface of the claims.

The initial phase of the recommended geological work program is comprised of Geological review and Geophysical surveys of the Mac South Property in order to make a preliminary assessment of mineralization. A budget of $23,800 is estimated to be required to support this initial geological work program. The components of the budget for this initial geological work program are as follows:

PHASE 1

Linecutting                          20 km @ $260/km          $ 5,200
Geophysics
Magnetics, VLF-EM            20 km @ $150/km                  $ 3,000
Geophysical consulting and interpretation                     $ 1,550
Prospecting
Field work                           30 days @ $135/day       $ 4,050
Trenching                                                     $ 5,800
Analyses                                                      $ 2,000
Contingencies                                                 $ 2,200
Total Phase 1                                                 $23,800

The phase one program will commence with line cutting. Line cutting involves removing bush from the property in order to produce straight clearings. This provides grid boundaries for geophysical and other surveys. Establishing such grid boundaries is also known as grid emplacement. This involves dividing the portion of the property being explored into small sections. The geologist overseeing the exploration program will record results based on the section from which a sample is taken, or various surveys are performed.

Once line cutting and grid emplacement is completed, the consulting geologist will then oversee magnetic and VLF-EM surveys over the property surface. A magnetic survey involves measuring the strength of the earth's magnetic field. Variations in the magnetic readings on the property may indicate the increased likelihood of precious or base minerals in the area.

VLF, or very low frequency, surveys use radio waves to determine whether rocks on a mineral property conduct electricity. Almost all of the precious and base metals that we seek are above average conductors of electricity and will affect VLF readings.

Once these surveys are completed and the results are compiled by the geologist, he and his assistants will collect grab samples from the property surface or the bedrock below. The geologist accesses the bedrock through a process known as trenching. Trenching involves removing surface soil using a backhoe or bulldozer.

Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metals such as copper and nickel. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

Mr. Siriunas recommended that the second phase of the exploration program consist of Diamond drilling, core logging and assay sampling. This second phase of the geological work program is estimated to require a budget of $186,000. Mr. Siriunas concluded in his geological report that the decision to proceed with each subsequent phase of the exploration program should be contingent upon reasonable encouragement having been gained from the results of the previous exploration program.

PHASE 2

Geology
Mobilization/demobilzation                                 $ 2,500
Mapping, sampling                                          $17,500
Field support                                              $ 7,500
Equipment, supplies, consumables                           $ 2,500
Geochemical analyses                                       $ 3,000
Compilation, reporting, interpretation                     $ 5,000
Geochemistry
Sampling                                                   $ 8,000
Analyses                                                   $13,000
Reporting, interpretation                                  $ 5,000
Diamond drilling 1500 m @ $70/m                           $105,000
Contingencies                                              $17,000

Grand Total Phase 1 and Phase 2                           $209,800

Phase two will consist of additional sampling of rocks on the property.   We
will focus on areas of the claims where we previously gathered samples that contained significant amounts of mineralization. Based on the results from these samples, we will conduct a drilling program on the property. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals contain in rock located at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

We have decided to accept the recommendation of the geological report and proceed with this initial geological work program. We will make a decision whether to proceed with phase two of the staged exploration program upon completion of this initial geological work program and an analysis of the results of this first phase of the exploration program.

If the results from the laboratory show that the samples gathered from the property contain significant levels of precious or base minerals, we will proceed with phase two. The decision to proceed to phase two will be made by our management in conjunction with the geologist who oversees the phase one program. If the amount of precious or base minerals that are contained in the samples suggest that the property may have a significant enough mineral resource to economically justify a mine, we will continue with our exploration.

We began the phase one exploration program on the Mac South Property on June 19, 2003. To date, we have the recommended line cutting and prospecting portions of the program and have collected rock and soil samples for metal content analysis. The area has been difficult to prospect due to numerous swamps on the claims and due to a significant layer of gravel that is located on top of the rock.

The phase one exploration work is being performed under the guidance of Mr. Siriunas in accordance with the recommendations in his geological report. We are retaining him at a per diem rate of $250 on an as needed basis. It is expected that his fees for the phase one program will not exceed $1,000.

Phase two is estimated to take three months to complete. Based on positive phase one results, we hope to commence this phase in the summer of 2004.

Should we determine at any time not to proceed to the next phase of the geological work program, we will use our remaining operating capital, if any, to obtain an option or options on other mineral claims. Any remaining funds will then be used to conduct mineral exploration activities on those claims.
It is likely we will need further financing to pay for that exploration. We do not have any plans to engage in any alternative business. In such circumstances, we anticipate raising additional funds in order to acquire an interest in other mineral claims and to explore such claims for economic mineralization. We have no specific plans in this regard.

The two-phase program recommended in the report constitutes a reconnaissance exploration program, which is only an initial phase of a full exploration effort. If we complete both phases of the exploration program and the results of these efforts are positive, we will still have to undertake an extensive and additional exploration program which might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of these subsequent programs will be significantly more than the costs set forth above for the initial two phase exploration program.

Competition

The mineral industry is intensely competitive in all its phases. We will compete with many companies possessing greater financial resources and technical facilities than us for the acquisition of mineral concessions, claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees.

We must overcome significant barriers to enter into the business of mineral exploration as a result of our limited operating history. There can be no assurance that Manchester Inc. will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on our business, financial condition and operating results.

Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the Ontario Mining Act. We will be required to obtain work permits from the Ministry of Northern Development and Mines for any exploration work that results in a physical disturbance to the land. We will be required to obtain additional work permits if we proceed with the second phase of our exploration program. There is no charge to obtain a work permit under the Mining Act. We will incur the expense of our consulting geologist to prepare the required submission to the Ministry of Northern Development and Mines. As the exploration program proceeds to the trenching, drilling and bulk-sampling stages, we may be required to post small bonds and file statements of work with the Ministry of Northern Development and Mines. We will be required by the Environmental Regulations Act to conduct remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance.

Because we are retaining independent consultants such as John Siriunas to conduct the exploration on the Mac South property, we are not considered to be directly conducting business in Ontario. Accordingly, we are not required to be registered or licensed in the province.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and other work undertaken. The costs of complying with environmental regulations will likely be less than $1,000 through phase two on each property. Because these costs are nominal, we have not budgeted for regulatory compliance costs in the proposed exploration programs recommended by the geological reports.

The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Employees

We have no employees as of the date of this prospectus other than our two Directors. All directors are part time employees, with Mr. Upton contributing his time on an as needed basis and Mr. Buch spending 20% of his time managing the company.

Research and Development Expenditures

We have incurred exploration expenditures of $10,000 on the Mac South Property to date. We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete the exploration of the optioned mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. As of December 31, 2003, we had cash in the amount of $20,403. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our optioned mineral claims. We will require additional financing of almost $200,000 in order to complete the full-recommended exploration program.

We will also require additional financing if the costs of the exploration of our optioned mineral claims are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper, nickel and platinum group metals, investor acceptance of our property, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

IF WE HAVE TO RAISE ADDITIONAL FINANCING THROUGH THE SALE OF EQUITY CAPITAL, THIS WILL RESULT IN DILUTION TO THE EXISTING SHAREHOLDERS.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

IF WE DO NOT COMPLETE THE REQUIRED CAPITAL EXPENDITURE REQUIREMENTS MANDATED IN OUR OPTION AGREEMENTS, WE WILL LOSE OUR INTEREST IN THE MAC SOUTH PROPERTY AND OUR BUSINESS WILL FAIL.

We are obligated to incur exploration expenditures totaling $209,800 in order to exercise the option to acquire an 80% interest in the Mac South Property. To date, we have incurred only $10,000 in exploration expenditures. While our existing cash reserves are sufficient to enable us to complete phase one of the geological exploration program recommended on the Mac South Property, we will require substantial additional capital to fund the continued exploration of our optioned mineral claims and exercise the options described above. If we do not meet the exploration expenditures required by the option agreement, we will forfeit our interest in the Mac South Property and will have no interest in this mineral claim block. We have no agreements for additional financing and we can provide no assurance to investors that additional funding will be available to us on acceptable terms, or at all, to continue operations, to fund new business opportunities or to execute our business plan. If we lose our interest in the optioned mineral claims, then there is a substantial risk that our business will fail.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We only recently began the initial stages of exploration of our optioned mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. We were incorporated on August 27, 2002 and to date have been involved primarily in organizational activities, the acquisition of an interest in our optioned mineral claims and initial exploration. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our optioned mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF THE EXPLORATION OF MINING PROPERTIES, THERE IS SUBSTANTIAL RISK THAT NO COMMERCIALLY VIABLE MINERALS WILL BE FOUND ON EITHER OF OUR PROPERTIES AND OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the Mac South Property contains commercially viable reserves of copper, nickel and platinum group metals. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of ore.

Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS. IN SUCH CIRCUMSTANCES, OUR BUSINESS MAY FAIL.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. If we realize any of the above liabilities in the course of our exploration of the Mac South Property, we may become subject to penalties or lawsuit damages that may prevent us from pursuing our business plan, or may jeopardize all of our assets. In such circumstances, our shareholders will lose all of their investment.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR OPTIONED MINERAL PROPERTIES, WE MAY NOT BE ABLE TO OBTAIN COMMERCIAL PRODUCTION.

Our optioned mineral property does not contain any known bodies of ore. If our exploration programs are successful in establishing an ore body of commercial tonnage and grade, we will require additional funds in order to place the Mac South Property into commercial production. At this time, we can provide investors with no assurance that we will be able to obtain such financing. If we are unable to arrange such funding, we may have to sell an interest in the property to a company that is able to place it into commercial production. In such an event, the value of our assets would be diminished and the value of our common stock would be negatively impacted.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The Independent Auditor's Report to our audited financial statements for the period ended November 30, 2003, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not obtained profitable operations; and we are dependent upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE DO NOT OBTAIN CLEAR TITLE TO THE MINING PROPERTIES, OUR BUSINESS MAY
FAIL.

While we have obtained geological reports with respect to the optioned mineral properties, this should not be construed as a guarantee of title. The properties may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. Our optioned mining properties have not been surveyed and therefore, the precise locations and areas of the properties may be in doubt.

BECAUSE OUR DIRECTORS OWN 39.84% OF OUR OUTSTANDING COMMON STOCK, THEY MAY MAKE AND CONTROL CORPORATE DECISIONS THAT MAY DIFFER FROM THE INTERESTS OF OUR OTHER SHAREHOLDERS.

Mr. Dana Upton and Mr. Jackson Buch, both directors of our company, own an aggregate of 39.84% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Buch and Mr. Upton may differ from, and be adverse to, the interests of the other stockholders.

BECAUSE OUR PRESIDENT HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Buch is presently required to spend only 20% of his business time on business management services for our company. While Mr. Buch presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Buch from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Buch may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

BECAUSE MANAGEMENT HAS ONLY LIMITED EXPERIENCE IN MINERAL EXPLORATION, THE BUSINESS HAS A HIGHER RISK OF FAILURE.

Our management has only limited experience in mineral exploration. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan in the exploration and exploitation of our optioned mineral property.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We have applied for listing of our common stock on the over the counter bulletin board. However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.
You  should  not  place too much reliance on these forward-looking  statements.
Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 675 West Hastings Street, Suite 200, Vancouver, British Columbia, Canada. The office space and telephone service are provided free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.



ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we have applied for our shares of common stock to be quoted on the National Association of Securities Dealers' OTC Bulletin Board, there is no guarantee that we will be successful.

We have 43 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our current business plan is to conduct exploration sufficient to determine whether there is reason to begin an extensive and costly exploration program. This constitutes phase one of the exploration program recommended by the geological report. We anticipate that phase one of the recommended geological exploration program will cost approximately $23,800 on the Mac South Property.

Specifically, we anticipate spending the following over the next 12 months:

      $3,000 on legal fees and $7,000 on accounting fees, $1,500 on EDGAR filing fees and $1,000 on transfer agent fees;

      $20,000 on management fees and consulting fees payable in connection with our business plan; and

      $13,800 on exploration expenses for the balance of the first phase of the exploration program on the Mac South Property, as recommended by Mr. John M. Siriunas, the author of the geological report on the property;

Total expenditures over the next 12 months are therefore expected to be approximately $46,300.

We are able to complete phase one of the exploration program on the Mac South Property without additional financing. Completion of these exploration expenditures will also enable us to meet the exploration expenditure requirement under the option agreement for the period through April 30, 2004.

We commenced the phase one exploration program on June 19, 2003 and expect to complete it by April 2004. We anticipate proceeding with phase two of the exploration program in the summer of 2004. We will obtain a geological report upon the completion of each phase summarizing the results of that phase. The costs of the geological reports are included in the cost of the exploration program. We have sufficient cash on hand in order to complete the first phase work program on the property.

We will assess whether to proceed to phase two of the recommended geological exploration program upon completion of an assessment of the results of phase one of the geological exploration program. We will require additional funding in the event that we decide to proceed with phase two of the exploration program. The anticipated cost of phase two of the exploration program is $186,000, which is well beyond our projected cash reserves. Unless we raise and spend $186,000 on the Mac South Property by October 31, 2004, we will lose our interest in the property.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund both phases of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to arrange a short-term loan through our President, although no such arrangement has, as yet, been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our President to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

If we do not complete the exploration expenditures required under the option agreement for the Mac South Property, then our option in will terminate and we will lose all our rights and interest in the Mac South Property. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Mac South Property. We may also pursue acquiring interests in alternate mineral properties in the future.

Results of Operations

We did not earn any revenues from our inception on August 27, 2002 to November
30, 2003.   We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially viable levels of mineral deposits on our properties, or if such mineral deposits are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $36,117 for the fiscal year ended November 30, 2003. These operating expenses were comprised of consulting fees of $10,510, mineral property exploration expenditures of $10,000, professional fees of $7,430, transfer agent and filing fees of $5,011, mineral property option payments of $2,000 and office and sundry costs of $1,166.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS






                                MANCHESTER INC.
                        (An Exploration Stage Company)


                             FINANCIAL STATEMENTS


                          NOVEMBER 30, 2003 AND 2002
                           (Stated in U.S. Dollars)


                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Manchester Inc.
(An Exploration Stage Company)

We have audited the balance sheets of Manchester Inc. (an exploration stage company) as at November 30, 2003 and 2002, and the statements of loss, cash flows, and stockholders' equity for the year ended November 30, 2003, for the period from August 27, 2002 (date of inception) to November 30, 2002, and for the cumulative period from August 27, 2002 (date of inception) to November 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2003 and 2002, and the results of its operations and cash flows for the year ended November 30, 2003, for the period from August 27, 2002 (date of inception) to November 30, 2002, and for the cumulative period from August 27, 2002 (date of inception) to November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $57,527 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, B.C.                               "Morgan & Company"
February 20, 2004                           Chartered Accountants


                                MANCHESTER INC.
                        (An Exploration Stage Company)

                                BALANCE SHEETS
                           (Stated in U.S. Dollars)



                                                 NOVEMBER 30
                                                2003      2002
                                              ----------------
ASSETS

Current
Cash                                         $ 20,403  $ 50,740
Prepaid expenses                                -         2,500
                                             ------------------
                                             $ 20,403  $ 53,240
                                            ===================
LIABILITIES

Current
Accounts payable and accrued liabilities      $ 4,480   $ 1,200
                                              -----------------
STOCKHOLDERS' EQUITY

Capital Stock
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value
$0.001 per share

Issued and outstanding:
3,012,500 common shares                         3,012     3,012

Additional paid-in capital                     70,438    70,438

Deficit  Accumulated During The  Exploration  (57,527)  (21,410)
Stage                                         -----------------
                                               15,923    52,040
                                              -----------------
                                             $ 20,403  $ 53,240
                                              =================


                                MANCHESTER INC.
                        (An Exploration Stage Company)

                               STATEMENTS OF LOSS
                           (Stated in U.S. Dollars)



                                             PERIOD    CUMULATIVE
                                              FROM
                                            DATE OF     PERIOD
                                                         FROM
                                           INCEPTION   INCEPTION
                                   YEAR    AUGUST 27   AUGUST 27
                                  ENDED     2002 TO     2002 TO
                                 NOVEMBER   NOVEMBER   NOVEMBER
                                    30         30         30
                                   2003       2002       2003
                              ------------------------------------
Expenses
Consulting fees                 $ 10,510   $ 7,000     $ 17,510
Office and sundry                 1,166      210         1,376
Professional fees                 7,430      4,200       11,630
Transfer agent and filing fees    5,011      -           5,011
Mineral property exploration
expenditures                      10,000     2,000       12,000
Mineral     property     option   2,000      8,000       10,000
payments                         ------------------------------

Net Loss For The Period         $ 36,117   $ 21,410    $ 57,527
                                 ==============================

Basic  And  Diluted  Loss   Per $ (0.01)   $ (0.01)
Share                           ===================


Weighted Average Number Of
Shares Outstanding            3,012,500   2,036,198
                              =====================






                                MANCHESTER INC.
                        (An Exploration Stage Company)

                           STATEMENTS OF CASH FLOWS
                           (Stated in U.S. Dollars)



                                             PERIOD   CUMULATIVE
                                              FROM
                                            DATE OF     PERIOD
                                                         FROM
                                           INCEPTION  INCEPTION
                                   YEAR    AUGUST 27  AUGUST 27
                                   ENDED    2002 TO    2002 TO
                                 NOVEMBER   NOVEMBER   NOVEMBER
                                    30         30         30
                                   2003       2002       2003

Cash   Flows   From   Operating
Activities
Net loss for the period          $ (36,117)$(21,410)$ (57,527)


Adjustments To Reconcile Net
Loss To Net Cash Used By
Operating Activities
Prepaid expenses                   2,500     (2,500)    -
Accounts  payable  and  accrued    3,280     1,200      4,480
liabilities                        --------------------------
                                 (30,337)  (22,710)   (53,047)
                                  ---------------------------

Cash   Flows   From   Financing
Activity
Share capital issued               -         73,450     73,450
                                 -----------------------------
(Decrease) Increase In Cash      (30,337)   50,740     20,403
                                 -----------------------------

Cash, Beginning Of Period          50,740    -          -
                                 -----------------------------
Cash, End Of Period              $ 20,403  $ 50,740   $ 20,403





                                MANCHESTER INC.
                        (An Exploration Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                              NOVEMBER 30, 2003
                           (Stated in U.S. Dollars)



                                                  DEFICIT
                           COMMON STOCK          ACCUMULATED
                                      ADDITIONAL DURING THE
                                      PAID-IN    EXPLORATION
                      SHARES  AMOUNT  CAPITAL    STAGE        TOTAL

Opening balance,
August 27,             -        $ -     $ -      $  -          $ -
 2002

September 2002 -
Shares issued for   1,200,000   1,200   -         -          1,200
cash at $0.001

October 2002 - Shares
issued for cash at  1,600,000   1,600   14,400    -          16,000
$0.01

October 2002 - Shares
issued for cash at    200,000    200     49,800    -          50,000
$0.25

November 2002 -
Shares issued for      12,500     12      6,238     -          6,250
cash at $0.50

Net loss for the          -          -       -    (21,410)   (21,410)
period                ----------------------------------------------

Balance, November    3,012,500   3,012   70,438    (21,410)   52,040
30, 2002

Net loss for the     -          -       -         (36,117)   (36,117)
year                 -----------------------------------------------

Balance, November    3,012,500 $ 3,012 $ 70,438 $  (57,527) $ 15,923
30, 2003             ===============================================








                                MANCHESTER INC.
                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                          NOVEMBER 30, 2003 AND 2002
                           (Stated in U.S. Dollars)



1.   NATURE OF OPERATIONS

  a)   Organization

     The Company was incorporated in the State of Nevada, U.S.A., on August 27, 2002. The Company's intended year end is November 30, 2002.

  b)   Exploration Stage Activities

     The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

  c)Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

     As shown in the accompanying financial statements, the Company has incurred a net loss of $57,527 for the period from August 27, 2002 (inception) to November 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.
     Management  has  plans  to  seek  additional  capital  through  a  private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SIGNIFICANT ACCOUNTING POLICIES

  The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.













                                MANCHESTER INC.
                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                          NOVEMBER 30, 2003 AND 2002
                           (Stated in U.S. Dollars)

2.SIGNIFICANT ACCOUNTING POLICIES (Continued)

  The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

  a)Organizational and Start Up Costs

     Costs of start up activities, including organizational costs, are expensed as incurred.

  b)Mineral Property Option Payments and Exploration Costs

     The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

  c)Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

  d)Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not realized, a valuation allowance is recognized.

  e)Basic and Diluted Loss Per Share

     In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2003, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.







                                MANCHESTER INC.
                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                          NOVEMBER 30, 2003 AND 2002
                           (Stated in U.S. Dollars)



3.MINERAL PROPERTY INTEREST

  The Company has entered into an option agreement, dated October 4, 2002 and amended October 1, 2003, to acquire an 80% interest in a total of two mineral claims located in the Sudbury Mining District in Ontario, Canada.

  In order to earn its interests, the Company made a cash payment totalling $8,000 on signing and must incur exploration expenditures totalling $209,800 as follows:

  Exploration expenditures:

  -    $23,800 by April 30, 2004;
  -    A further $186,000 by October 31, 2004.

  The properties are subject to a 1% net smelter return royalty.


4.    CONTINGENCY AND COMMITMENT

  i)Mineral Property

     The  Company's mineral property interests have been acquired  pursuant  to
     option  agreements.   In order to retain its interest,  the  Company  must
     satisfy the terms of the option agreements described in Note 3.

  ii)    Commitment

     The Company has committed to pay the costs associated with a planned offering of 1,812,500 shares held by shareholders of the Company.


5.RELATED PARTY TRANSACTION

  During the year ended November 30, 2003, the Company incurred $1,000 (2002 - $1,000) for consulting services provided by a director of the Company.






ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS



Name              Age    Position with Registrant  Served  as  a
                                                   Director or Officer Since

Jackson Buch       59    President, chief executive         August 27, 2002
                         officer, principal accounting
                         officer and director
Dana Upton         50    Secretary, treasurer               August 27, 2002
                         and director

The following is a biographical summary of our directors and officers:

Jackson Buch: Mr. Buch has acted as our president, Principal Accounting Officer and a director since our inception on August 27, 2002. Currently, Mr. Buch is only required to spend 20% of his time managing and tending to our affairs.

Mr. Buch has had a lengthy career as a consultant in various business endeavors. From 1992 to present Mr. Buch has been the president and major shareholder in Buch Holdings Inc. a consulting company, having its main focus in the area of pipeline management, fabrication and quality assurance. Some of the major projects Mr. Buch has consulted for are, the Iroquois Gas-Eastchester project, where he performed audit and inspection services of the mill that produced the pipe for the project.

Mr. Buch performed audit and inspection services of Napa Pipe Corp. of Napa California for Alliance Pipeline Ltd. Mr. Buch also performed audit and inspection services for Alliance Pipeline Inc. of the liquid epoxy coating on a pipeline spanning from Fort St. John, British Columbia, Canada to Chicago, Illinois, USA.

Dana Upton: Mr. Upton has acted as our, secretary, treasurer and as a director since our inception on August 27, 2002. Currently, Mr. Upton is only required to spend his time on an as needed basis tending to the affairs of the company. Mr. Upton attended the University of British Columbia faculty of engineering where he majored in mining engineering.

In the past, Mr. Upton has worked with several different mining companies in their engineering department, including, Faro Mining Corp. in 1973 where he performed mining engineering and mine surveying duties; Burro Creek Minerals, where he was a director of the company from 1989 to 1993 and was responsible for over seeing the company's exploration activities; Construction Aggregates, Inc. where Mr. Upton worked in 1972 and was responsible for lab testing duties; and Placid Oil Company, where Mr. Upton worked in 1971 and worked as part of an exploration team on various Properties.

Mr. Upton has been a partner in Skyward Marking Systems of Richmond British Columbia, Canada since September 2001 and as President, Secretary and Treasurer of Hudson Ventures, Inc. since November 2001. Since September 2001, he has been responsible for establishing distributors and original equipment manufacturers for Marsh Ink Jet Systems. His activities were directed primarily at the management of major accounts, including Nabob, B.C. Packers, Abbott Labs, and Shell Oil.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended August 31, 2003.

               Annual   Compensation      Long Term  Compensation
Name    Title  Year Salary Bonus Other    Restricted Options/  LTIP
                                Annual    Stock               payouts All
                            Compensation  Awarded    SARs#)    $)    Other
                                                                  Compensation
Jackson Presid 2003 $0    0    0          0          0      0          0
Buch    ent
Dana    Secret 2003 $0    0    0          0          0      0          0
Upton   ary/
        Treasurer


Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities,  to  file reports of ownership and changes in  ownership  with  the
Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended November 30, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                 Number       Transactions   Known Failures
                                 Of late      Not Timely     To File a
Name and principal position      Reports      Reported       Required Form
----------------------------------------      -----------    -----------

Jackson Buch                     0                 0               1
(President and director)
Dana Upton                       0                 0               1
(Secretary, Treasurer
and Director)

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at November 30, 2003 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and
(iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                           NAME OF            SHARES OF
TITLE OF CLASS         BENEFICIAL OWNER     COMMON STOCK     PERCENT OF CLASS

Common                 Jackson Buch             600,000           19.9%

Common                 Dana Upton               600,000           19.9%

DIRECTORS AND
OFFICERS AS A
GROUP                                          1,200,000          39.8%

The percent of class is based on 3,012,500 shares of common stock issued and outstanding as of November 30, 2003.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

   3.1     Articles of Incorporation*
   3.2     Bylaws*
 10.1     Option Agreement dated October 4, 2002*
 10.2     Option amending agreement dated October 1, 2003*
 23.1     Consent of John M. Siriunas P.Eng.*
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Originally filed as exhibits to the Form SB-2 filed on January 27, 2003 and October 14, 2003




Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manchester Inc.


By    /s/ Jackson Buch
     Jackson Buch
     President, CEO & Director
     Date: February 27, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By    /s/ Jackson Buch
     Jackson Buch
     President, CEO & Director
     Date: February 27, 2004

By    /s/ Dana Upton
      Secretary, Treasurer and Director
      Date: February 27, 2004