Form 10QSB
period 2004-02-29
MANCHESTER INC
filed 2004-04-26
CIK 1214933

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  February 29, 2004
                                      -----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-102740
                            -----------------


                              MANCHESTER INC.
    ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         98-0380409
---------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

675 West Hastings Street, Suite 200
Vancouver, British Columbia, Canada                       V6B 1N2
----------------------------------------      --------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:        (604) 719-8747
                                                ------------------------------

                                     None
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days   [  ] Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,012,500 shares of $0.001 par value common stock outstanding as of April 22, 2004.



















                                 MANCHESTER INC.
                         (An Exploration Stage Company)


                     UNAUDITED INTERIM FINANCIAL STATEMENTS


                                FEBRUARY 29, 2004
                            (Stated in U.S. Dollars)
                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                              INTERIM BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                            FEBRUARY   NOVEMBER
                                               29         30
                                              2004       2003

ASSETS

Current
Cash                                        $ 16,352   $ 20,403
                                          =====================
LIABILITIES

Current
Accounts payable and accrued liabilities    $    600    $ 4,480
                                         ----------------------
STOCKHOLDERS' EQUITY

Capital Stock
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value
$0.001 per share

Issued and outstanding:
3,012,500 common shares                        3,012      3,012

Additional paid-in capital                    70,438     70,438

Deficit  Accumulated During The Exploration  (57,698)   (57,527)
Stage                                        ------------------
                                              15,752     15,923
                                             ------------------
                                            $ 16,352   $ 20,403
                                             ==================









                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                            INTERIM STATEMENT OF LOSS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                       CUMULATIVE
                                                       FROM DATE OF
                                                       INCEPTION
                                                       AUGUST 27
                                 THREE MONTHS ENDED     2002 TO
                                     FEBRUARY 29       FEBRUARY 29
                                   2004       2003       2004
   ----------------------------------------------------------------
Expenses
Consulting fees                 $  -        $ -         $ 17,510
Office and sundry                 171        1,564         1,547
Professional fees                 -            675        11,630
Transfer agent and filing fees    -          4,196         5,011
Mineral property exploration
expenditures                      -          -            12,000
Mineral     property     option   -          -            10,000
payments                        --------------------------------
Net Loss For The Period         $ 171      $ 6,435      $ 57,698
                                ================================

Basic  And  Diluted  Loss   Per$(0.01)     $ (0.01)
Share                          =================================


Weighted Average Number Of
Shares Outstanding            3,012,500    3,012,500
                              ==================================







                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                       CUMULATIVE
                                                       FROM DATE
                                                          OF
                                                       INCEPTION
                                                       AUGUST 27
                                      THREE MONTHS      2002 TO
                                          ENDED
                                       FEBRUARY 29     FEBRUARY
                                                          29
                                      2004     2003      2004
     -------------------------------------------------------------
Cash    Flows    From    Operating
Activities
Net loss for the period             $ (171)  $ (6,435)  $ (57,698)


Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
Prepaid expenses                      -         1,250       -
Accounts   payable   and   accrued  (3,880)      (600)        600
liabilities                         -----------------------------
                                    (4,051)    (5,785)    (57,098)
                                   ------------------------------

Cash Flows From Financing Activity
Share capital issued                    -        -         73,450
                                   ------------------------------
(Decrease) Increase In Cash         (4,051)    (5,785)     16,352
                                   ------------------------------

Cash, Beginning Of Period           20,403     50,740        -
                                   ------------------------------
Cash, End Of Period               $ 16,352   $ 44,955    $ 16,352
                                   ==============================







                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

                                FEBRUARY 29, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                         COMMON STOCK
                                      ADDITIONAL
                                        PAID-
                     SHARES   AMOUNT     IN    DEFICIT   TOTAL
                                      CAPITAL

Opening balance,
August 27,             -        $-      $ -      $ -      $ -
 2002

September 2002 -
Shares issued for   1,200,000 1,200       -        -      1,200
cash at $0.001

October 2002 - Shares
issued for cash at  1,600,000 1,600   14,400       -     16,000
$0.01

October 2002 -
Shares issued for     200,000   200   49,800       -     50,000
cash at $0.25

November 2002 -
Shares issued for    12,500    12       6,238    -        6,250
cash at $0.50

Net loss for the     -         -        -        (21,410)(21,410)
period               -------------------------------------------

Balance, November    3,012,500  3,012    70,438  (21,410  52,040
30, 2002

Net loss for the     -         -        -        (36,117)(36,117)
year

Balance, November    3,012,50  3,012    70,438   (57,527) 15,923
30, 2003

Net loss for the     -         -        -           (171)   (171)
period               -------------------------------------------

Balance, February    3,012,500 $3,012  $70,438 $ (57,698) 15,752
29, 2004             ===========================================








                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.BASIS OF PRESENTATION

  The unaudited interim financial statements as of February 29, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2003 audited financial statements and notes thereto.


2.   NATURE OF OPERATIONS

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

     As shown in the accompanying financial statements, the Company has incurred a net loss of $57,698 for the period from August 27, 2002 (inception) to February 29, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.














                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.SIGNIFICANT ACCOUNTING POLICIES

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







                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.SIGNIFICANT ACCOUNTING POLICIES (Continued)

  e)Basic and Diluted Loss Per Share

     In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 29, 2004, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


4.MINERAL PROPERTY INTEREST

  The Company has entered into an option agreement, dated October 4, 2002 and amended October 2003, to acquire an 80% interest in a total of two mineral claims located in the Sudbury Mining District in Ontario, Canada.

  In order to earn its interests, the Company made a cash payment totalling $8,000 on signing and must incur exploration expenditures totalling $209,800 as follows:

  Exploration expenditures:

  -    $23,800 by April 30, 2004;
  -    A further $186,000 by October 31, 2004.

  The properties are subject to a 1% net smelter return royalty.


5.    CONTINGENCY AND COMMITMENT

  i)Mineral Property

     The  Company's  mineral property interests have been acquired  pursuant  to
     option  agreements.   In  order to retain its interest,  the  Company  must
     satisfy the terms of the option agreements described in Note 4.





                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



5.    CONTINGENCY AND COMMITMENT (Continued)

  ii)    Commitment

     The Company has committed to pay the costs associated with a planned offering of 1,812,500 shares held by shareholders of the Company.


Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

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

Specifically, we anticipate spending the following over the next 12 months:

 * $9,000 on legal fees, $3,000 on accounting fees, $2,500 on EDGAR filing fees, $2,000 on transfer agent fees and $83.38 on registration fees. This includes professional fees payable in connection with the filing of this registration statement;

 * $23,800 on exploration expenses for the first phase of the exploration program on the Mac South Property, as recommended by Mr. John M. Siriunas, the author of the geological report on the Mac South Property;

Total expenditures over the next 12 months are therefore expected to be approximately $40,383.38.

We are able to complete phase one of the exploration program on the Mac
South Property without additional financing. Completion of these exploration expenditures will also enable us to meet the exploration expenditure requirement under the option agreement for the period through October 31, 2003.

We commenced the phase one exploration program on June 19, 2003 and expect to complete it by May 2004. We anticipate proceeding with phase two of the exploration program in the summer or fall of 2004. We will obtain a geological report upon the completion of each phase summarizing the results of that phase. The costs of the geological reports are included in the cost of the exploration program. We have sufficient cash on hand in order to complete the first phase work program on the property.

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

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to arrange a short-term loan through our President, although no such arrangement has, as yet, been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our President to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

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

Results Of Operations For Period Ending February 29, 2004

We did not earn any revenues during the three-month period ending February 29, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of the Mac Len Property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $171 for the three-month period ended February 29, 2004, as compared to a loss of $6,435 for the comparative period in 2003. The decrease in net loss in the current fiscal year is primarily a result of transfer agent and filing fees that we incurred in fiscal 2003.

Our operating expenses in the first three months of the current fiscal year were comprised solely of office and sundry costs of $171.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At February 29, 2004, we had cash on hand of $16,352 and accounts payable and accrued liabilities of $600.

ITEM 3:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

Our former management evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter on February 29, 2004. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.




Conclusions

Based upon their evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.   Changes in Securities

The Company did not issue any securities during the quarter ended February 29, 2004.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

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

There were no reports filed on Form 8-K during the period ended February 29, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Manchester Inc.

/s/ Jackson Buch

------------------------------
Jackson Buch, President