Form 10QSB
period 2004-05-31
MANCHESTER INC
filed 2004-07-23
CIK 1214933

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

      For the quarterly period ended  May 31, 2004

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

MANCHESTER INC.

(An Exploration Stage Company)

UNAUDITED INTERIM FINANCIAL STATEMENTS

MAY 31, 2004

(Stated in U.S. Dollars)

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	MAY 31	NOVEMBER 30
	2004	2003

ASSETS

Current
Cash	$391	$20,403
Prepaid expense	5,000	-

	$5,391	$20,403

LIABILITIES

Current
Accounts payable and accrued liabilities	$6,425	$4,480

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
3,012,500 common shares	3,012	3,012

Additional paid-in capital	70,438	70,438

Deficit Accumulated During The Exploration Stage	(74,484)	(57,527)
	(1,034)	15,923

	$5,391	$20,403

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					CUMULATIVE
					FROM DATE
					OF INCEPTION
					AUGUST 27
	THREE MONTHS ENDED		SIX MONTHS ENDED		2002 TO
	MAY 31		MAY 31		MAY 31
	2004	2003	2004	2003	2004

Expenses
Consulting fees	$10,000	$-	$10,000	$-	$27,510
Office and sundry	152	1,200	323	6,160	1,699
Professional fees	5,174	-	5,174	675	16,804
Transfer agent fees	1,460	-	1,460	800	6,471
Mineral property exploration expenditures (Note 4)	-	-	-	-	12,000
Mineral property option payments	-	-	-	-	10,000

Net Loss For The Period	$16,786	$1,200	$16,957	$7,635	$74,484

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	3,012,500	3,012,500	3,012,500	3,012,500

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					CUMULATIVE
					FROM DATE
					OF INCEPTION
					AUGUST 27
	THREE MONTHS ENDED		SIX MONTHS ENDED		2002 TO
	MAY 31		MAY 31		MAY 31
	2004	2003	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(16,786)	$(1,200)	$(16,957)	$(7,635)	$(74,484)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Prepaid expenses	(5,000)	900	(5,000)	2,150	(5,000)
Accounts payable and accrued liabilities	5,825	-	1,945	(600)	6,425
	(15,961)	(300)	(20,012)	(6,085)	(73,059)

Cash Flows From Financing Activity
Share capital issued	-	-	-	-	73,450

(Decrease) Increase In Cash	(15,961)	(300)	(20,012)	(6,085)	391

Cash, Beginning Of Period	16,352	44,955	20,403	50,740	-

Cash, End Of Period	$391	$44,655	$391	$44,655	$391

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

MAY 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Opening balance, August 27, 2002	-	$-	$-	$-	$-

September 2002 – Shares issued for cash at $0.001	1,200,000	1,200	-	-	1,200

October 2002 – Shares issued for cash at $0.01	1,600,000	1,600	14,400	-	16,000

October 2002 – Shares issued for cash at $0.25	200,000	200	49,800	-	50,000

November 2002 – Shares issued for cash at $0.50	12,500	12	6,238	-	6,250

Net loss for the period	-	-	-	(21,410)	(21,410)

Balance, November 30, 2002	3,012,500	3,012	70,438	(21,410)	52,040

Net loss for the year	-	-	-	(36,117)	(36,117)

Balance, November 30, 2003	3,012,500	3,012	70,438	(57,527)	15,923

Net loss for the period	-	-	-	(16,957)	(16,957)

Balance, May 31, 2004	3,012,500	$3,012	$70,438	$(74,484)	$(1,034)

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MAY 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as of May 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the November 30, 2003 audited financial statements and notes thereto.

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

c)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $74,484 for the period from August 27, 2002 (inception) to May 31, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MAY 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

3.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Organizational and Start Up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

b)

Mineral Property Option Payments and Exploration Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.  To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

c)

Use of Estimates

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

d)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109).  This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not realized, a valuation allowance is recognized.

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MAY 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At May 31, 2004, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.

MINERAL PROPERTY INTEREST

The Company has entered into an option agreement, dated October 4, 2002 and amended October 2003, to acquire an 80% interest in a total of two mineral claims located in the Sudbury Mining District in Ontario, Canada.

In order to earn its interests, the Company made a cash payment totalling $8,000 on signing and must incur exploration expenditures totalling $209,800, of which $23,800 must be incurred by April 30, 2004.  The Company has not completed the necessary exploration expenditures by April 30, 2004 and the option agreement was allowed to lapse.

5.

CONTINGENCY AND COMMITMENT

i)

Mineral Property

The Company’s mineral property interests have been acquired pursuant to option agreements.  In order to retain its interest, the Company must satisfy the terms of the option agreements described in Note 4.

ii)

Commitment

The Company has committed to pay the costs associated with a planned offering of 1,812,500 shares held by shareholders of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Plan of Operation

During the three-month period ended May 31, 2004 our option to acquire an interest in the Mac South property lapsed after we were unable to complete minimum exploration expenditures of $23,800 on the property by April 30, 2004.  Accordingly, we are now looking to acquire an interest in an alternative asset.  We do not have any specific assets in mind.

We anticipate spending the following over the next 12 months:

*  $9,000 on legal fees, $3,000 on accounting fees, $2,500 on EDGAR filing fees and $2,000 on transfer agent fees

Results Of Operations For Period Ending May 31, 2004

We did not earn any revenues during the three-month period ending May 31, 2004.  We incurred operating expenses in the amount of $16,957 for the six-month period ended May 31, 2004, as compared to a loss of $7,635 for the comparative period in 2003. The increase in net loss in the current fiscal year is primarily a result of an increase in consulting and professional fees.

Our operating expenses were comprised of consulting fees of $10,000, professional fees of $5,174, transfer agent fees of $1,460 and office and sundry costs of $323.

At May 31, 2004, we had cash on hand of $391 and accounts payable and accrued liabilities of $6,425.

ITEM 3:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

Our former management evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter on May 31, 2004.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Item 2.

Changes in Securities

The Company did not issue any securities during the quarter ended May 31, 2004.

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

There were no reports filed on Form 8-K during the period ended May 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manchester Inc.

/s/ Jackson Buch

------------------------------

Jackson Buch, President