Form 10QSB
period 2004-08-31
MANCHESTER INC
filed 2004-10-18
CIK 1214933

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

      For the quarterly period ended   August 31, 2004

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

 incorporation or organization)

64 Laurie Crescent

West Vancouver, British Columbia, Canada                 V7S 1B7

----------------------------------------      --------------------------------

(Address of principal executive offices)           (Postal or Zip Code)

Issuer's telephone number, including area code:        (604) 788-7848

                                                ------------------------------

                       675 West Hastings Street, Suite 200

                       Vancouver, British Columbia V6B 1N2

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

90 days   [ X ] Yes  [  ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,012,500 shares of $0.001 par value common stock outstanding as of October 15, 2004.

MANCHESTER INC.

(An Exploration Stage Company)

UNAUDITED INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2004

(Stated in U.S. Dollars)

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	AUGUST 31	NOVEMBER 30
	2004	2003

ASSETS

Current
Cash and cash equivalents	$391	$20,403

LIABILITIES

Current
Accounts payable and accrued liabilities	$9,266	$4,480

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
33,137,500 common shares	33,138	33,138

Additional paid-in capital	40,312	40,312

Deficit Accumulated During The Exploration Stage	(82,325)	(57,527)
	(8,875)	15,923

	$391	$20,403

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					CUMULATIVE
					FROM DATE
					OF INCEPTION
					AUGUST 27
	THREE MONTHS ENDED		NINE MONTHS ENDED		2002 TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2004	2003	2004	2003	2004

Expenses
Consulting fees	$5,000	$2,510	$15,000	$2,510	$32,510
Office and sundry	750	322	1,073	6,482	2,449
Professional fees	2,091	-	7,265	675	18,895
Transfer agent fees	-	260	1,460	1,060	6,471
Mineral property exploration expenditures (Note 4)	-	8,500	-	8,500	12,000
Mineral property option payments	-	-	-	-	10,000

Net Loss For The Period	$7,841	$11,592	$24,798	$19,227	$82,325

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	33,137,500	33,137,500	33,137,500	33,137,500

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE
			FROM DATE
			OF INCEPTION
			AUGUST 27
	NINE MONTHS ENDED		2002 TO
	AUGUST 31		AUGUST 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(24,798)	$(19,227)	$(82,325)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Prepaid expenses	-	2,150	-
Accounts payable and accrued liabilities	4,786	2,060	9,266
	(20,012)	(15,017)	(73,059)

Cash Flows From Financing Activity
Share capital issued	-	-	73,450

Increase (Decrease) In Cash	(20,012)	(15,017)	391

Cash, Beginning Of Period	20,403	50,740	-

Cash, End Of Period	$391	$35,723	$391

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as of August 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the November 30, 2003 audited financial statements and notes thereto.

2.

NATURE OF OPERATIONS

a)

Organization

The Company was incorporated in the State of Nevada, U.S.A., on August 27, 2002.

Effective August 20, 2004, the Board of Directors authorized a 1 for 11 forward stock split on the common shares.  The authorized number of common shares remain at 100,000,000 common shares with a par value of $0.001.  All references in the accompanying financial statements to the number of common shares have been restated to reflect the forward stock split.

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

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

2.

NATURE OF OPERATIONS (Continued)

c)

Going Concern (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $80,475 for the period from August 27, 2002 (inception) to August 31, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At August 31, 2004, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

5.

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

Plan of Operation

During the nine-month period ended August 31, 2004 our option to acquire an interest in the Mac South property lapsed after we were unable to complete minimum exploration expenditures of $23,800 on the property by April 30, 2004.  Accordingly, we are now looking to acquire an interest in an alternative asset.  We do not have any specific assets in mind.

We anticipate spending approximately $30,000 over the next 12 months on various administrative expenses including $10,000 on legal fees, $10,000 on accounting fees, $5,000 on general and office costs, $2,500 on EDGAR filing fees and $2,500 on transfer agent fees.

Results Of Operations For Period Ending August 31, 2004

We did not earn any revenues during the nine-month period ending August 31, 2004.  We incurred operating expenses in the amount of $24,798 for the nine-month period ended August 31, 2004, as compared to a loss of $19,227 for the comparative period in 2003. The increase in net loss in the current fiscal year is primarily a result of an increase in consulting and professional fees.

Our operating expenses were comprised of consulting fees of $15,000, professional fees of $7,265, transfer agent fees of $1,460 and office and sundry costs of $1,073.

At August 31, 2004, we had cash on hand of $391 and accounts payable and accrued liabilities of $9,266.

ITEM 3:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

Our former management evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter on August 31, 2004.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2.

Changes in Securities

The Company did not issue any securities during the quarter ended August 31, 2004.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On August 20, 2004, Mr. Paul Minichiello, our president, chief executive officer, principal financial officer and principal accounting officer and a director resigned from these positions.  Concurrently, Mr. Paul Minichiello, was appointed as our president, chief executive officer, principal financial officer and principal accounting officer.

Effective on September 17, 2004, we completed a split of our issued and outstanding share capital such that every one share of our common stock issued and outstanding prior to the split was exchanged for 11 shares of post-split common stock.  We also decided to concurrently decrease our post-split authorized common stock to 100,000,000 shares of common stock with a par value of $0.001.  Our board of directors approved the stock split on August 20, 2004.

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

There were no reports filed on Form 8-K during the period ended August 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manchester Inc.

/s/ Paul Minichiello

------------------------------

Paul Minichiello, President