Form 10KSB
period 2004-11-30
MANCHESTER INC
filed 2005-02-28
CIK 1214933

                                            SECURITIES AND EXCHANGE COMMISSION

                                                             WASHINGTON, D.C. 20549

                                                                      FORM 10-KSB

                                                      ANNUAL REPORT PURSUANT TO

                                                         SECTION 13 OR 15(D) OF THE

                                                 SECURITIES EXCHANGE ACT OF 1934

                                                  For the fiscal year ended November 30, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                         (Address of principal executive offices)

                                                                             (604) 788-7848

                                               Registrant’s telephone number, including area code

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

                                                           Yes      X                                No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                                          Yes      X                               No _____

State issuer’s revenues for its most recent fiscal year:

     Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                                                          $65,395,000 as at February 22, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

                                                          33,137,500 as of February 22, 2005

TABLE OF CONTENTS

Page

ITEM 1: DESCRIPTION OF BUSINESS 4
ITEM 2: DESCRIPTION OF PROPERTY 6
ITEM 3: LEGAL PROCEEDINGS 6
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 6
ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS 6
ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION 7
ITEM 7: FINANCIAL STATEMENTS 8
ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES 17
ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS 17
ITEM 10: EXECUTIVE COMPENSATION 17
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT 18
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS 18
ITEM 13: EXHIBITS AND REPORTS 19

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We commenced operations as an exploration stage company.  During the fiscal year ended November 30, 2004, we were a party to a mineral property option agreement whereby we could acquire an 80% interest in a total of two mineral claims, comprising 11 claim units located in the Province of Ontario, Canada, known as the Mac South property.

In order to keep our option with respect to the Mac South property in good standing, we were required to make a cash payment of $8,000 and incur exploration expenditures on the property of at least $23,800 by April 30, 2004 and an additional $186,000 by October 31, 2004.  Due to our inability to raise the capital necessary to conduct exploration on the Mac South property, our option to acquire an 80% interest in the property lapsed.

On November 12, 2004, we entered into a non-binding letter of intent with PAACO Automotive Group L.P. (“PAACO”) providing for our potential acquisition of PAACO’s assets that are necessary for the operation of its “Buy-Here Pay-Here” used car sales business.  The letter of intent provides that subject to PAACO transferring business assets to us with a net audited value of at least $4,000,000, we shall issue 10,000,000 convertible, voting preferred shares of stock in our capital at a deemed price of $0.40 each to PAACO as consideration for the acquisition.  The issuance of these shares may require an amendment to our articles of incorporation.

Each preferred share shall carry one vote and shall be convertible from time-to-time into one share of common stock for a period of one year from issuance. Each preferred share shall also have a liquidation preference over the common stock equal to $0.40 per share, which shall require the redemption of those shares by us.  After one year from the issuance of the preferred shares, and prior to the second year, PAACO has agreed that no more than 25% of the shares of common stock underlying the preferred shares shall be eligible for public sale, whether pursuant to qualification by registration statement or pursuant to an exemption from registration.

If the net audited value of PAACO’s business assets exceeds $4,000,000, we will provide PAACO with a promissory note for the excess amount.

The letter of intent is subject to the following additional terms:

•     upon closing, our issued capital shall be 19,937,500 shares of common stock and 10,000,000 shares of preferred stock with no outstanding options or warrants to acquire additional shares in our capital outstanding.  The reduction in the issued shares of common stock would require the cancellation of all restricted shares held by our former directors ; and

•    closing is subject to our completion of pro forma audited financial statements that include recording of our acquisition of PAACO’s assets.

OUR LETTER OF INTENT WITH PAACO AUTOMOTIVE GROUP L.P. IS NOT BINDING ON EITHER PARTY AND THERE IS NO GUARANTEE THAT WE WILL REACH A BINDING AGREEMENT WITH PAACO AUTOMOTIVE GROUP L.P.

Employees

We have no employees as of the date of this annual report other than our sole director, Paul Minichiello.

Research and Development Expenditures

We did not incur any research and development expenditures during the fiscal year ended November 30, 2004.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete any acquisition of a business interest and fund its future development.  As of November 30, 2004, we had cash in the amount of $65,421.  We currently do not have any operations and we have no income.  We will reacquire additional funds to review, acquire and develop business assets.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

BECAUSE WE DO NOT HAVE ANY BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on August 27, 2002 and until recently, were involved in the acquisition and exploration of mineral exploration properties.  We were unsuccessful in this initial business plan and are now seeking to acquire an interest in alternative assets.  We may not be able to identify and acquire any interest in suitable business assets.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will fail.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The Independent Public Accounting Firm's Report to our audited financial statements for the period ended November 30, 2004 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  These factors include our net loss of $108,338 from inception on August 27, 2002 to November 30, 2004, our failure to attained profitable operations and our dependence upon obtaining adequate financing.

If we are not able to continue as a going concern, it is likely investors will lose their investments.

BECAUSE OUR FORMER DIRECTORS OWN 39.84% OF OUR OUTSTANDING COMMON STOCK, THEY MAY MAKE AND CONTROL CORPORATE DECISIONS THAT MAY DIFFER FROM THE INTERESTS OF OUR OTHER SHAREHOLDERS.

Mr. Dana Upton and Mr. Jackson Buch, both former directors of our company, own an aggregate of 39.84% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Buch and Mr. Upton may differ from, and be adverse to, the interests of the other stockholders.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above “Risk Factors” section and elsewhere in this document.

ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 64 Laurie Crescent, West Vancouver, British Columbia, Canada.  The office space and telephone service are provided free of charge.  The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock have traded on the NASD OTC Bulletin Board since March 22, 2004. The OTC Bulletin Board is a network of security dealers who buy and sell stock.  A computer network that provides information on current “bids” and “asks”, as well as volume information, connects the dealers.  The following table sets forth the high and low closing prices of our common shares traded on the OTC Bulletin Board:

Period High Low

March 22, 2004 to May 31, 2004 no trades
June 1, 2004 to August 31, 2004 no trades
September 1, 2004 to November 30, 2004 $2.30 $1.93

The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have • shareholders of record.

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

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Management intends to review various assets for potential acquisition.  Specifically, we intend to pursue to potential acquisition of used car sales assets owned by PAACO Automotive Group L.P.  On November 12, 2004, we entered into a non-binding letter of intent with PAACO Automotive Group L.P. providing for our potential acquisition of its assets that are necessary for the operation of its “Buy-Here Pay-Here” used car sales business.  We do not currently own any interest in these assets and there is no guarantee that we will be able to enter into an agreement to acquire any such interest.

Specifically, we anticipate spending the following over the next 12 months:

•      $20,000 on legal fees and $15,000 on accounting fees, $2,500 on EDGAR filing fees and $2,500 on transfer agent fees;

•      $20,000 on management fees and consulting fees; and

Total expenditures over the next 12 months are therefore expected to be approximately $60,000.  Our current cash on hand will be sufficient to cover all anticipated expenses over the next 12 months.

Estimated expenses may be significantly higher if we complete the acquisition of a business interest.  We are unable to determine the potential cost of such expenses until we have entered into an agreement to acquire an interest in specific assets.

Results of Operations

We did not earn any revenues from our inception on August 27, 2002 to November 30, 2004.   We incurred operating expenses in the amount of $50,811 for the fiscal year ended November 30, 2004. These operating expenses were comprised of professional fees of $30,226, consulting fees of $15,000, transfer agent and filing fees of $3,835 and office and sundry costs of $1,750.

The increase in net loss in the fiscal year ended November 30, 2004 ($50,811), as compared to fiscal 2003 ($36,117), was predominantly due to an increase in professional fees incurred in order to comply with our filing obligations as a reporting company.  Mineral property exploration expenditures decreased from $10,000 in fiscal 2003 to NIL in fiscal 2004 due to the lapse of our option to acquire an interest in the Mac South property.

At November 30, 2004, our assets totalled $66,071 and consisted of cash and cash equivalents of $65,421 and prepaid expenses of $650.  Our liabilities totalled $100,959 and consisted of accounts payable and accrued liabilities of $5,733, advances payable of $7,100 and a note payable of $88,126.  The advances are unsecured, non-interest bearing and have no fixed terms of repayment.  The note payable is unsecured, bears interest at 6% per annum and is repayable on December 24, 2005.

We have not attained profitable operations and are dependent upon obtaining financing to pursue business activities.  For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

MANCHESTER INC.

(An Exploration Stage Company)

                                                       FINANCIAL STATEMENTS

NOVEMBER 30, 2004 AND 2003

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Manchester Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Manchester Inc. (an exploration stage company) as at November 30, 2004 and 2003, and the related statements of operations, cash flows, and stockholders’ deficiency for the years ended November 30, 2004 and 2003, and for the cumulative period from August 27, 2002 (date of inception) to November 30, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at November 30, 2004 and 2003, and the results of its operations and its cash flows for the years ended November 30, 2004 and 2003, and for the cumulative period from August 27, 2002 (date of inception) to November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $108,338 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1(c).  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

                                     /s/ Morgan & Company

January 31, 2005

Chartered Accountants

MANCHESTER INC.

(An Exploration Stage Company)

                                                           BALANCE SHEETS

(Stated in U.S. Dollars)

	NOVEMBER 30
	2004	2003

ASSETS

Current
Cash and cash equivalents	$65,421	$20,403
Prepaid expenses	650	-

	$66,071	$20,403

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,733	$4,480
Advances payable (Note 4)	7,100	-
	12,833	4,480

Note payable (Note 5)	88,126	-
	100,959	4,480

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
33,137,500 common shares	33,138	33,138

Additional paid-in capital	40,312	40,312

Deficit Accumulated During The Exploration Stage	(108,338)	(57,527)
	(34,888)	15,923

	$66,071	$20,403

MANCHESTER INC.

(An Exploration Stage Company)

                                                STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			AUGUST 27
	YEARS ENDED		2002 TO
	NOVEMBER 30		NOVEMBER 30
	2004	2003	2004

Revenue	$-	$-	$-

Expenses
Consulting fees	15,000	10,510	32,510
Mineral property exploration expenditures	-	10,000	12,000
Mineral property option payments	-	2,000	10,000
Office and sundry	1,750	1,166	3,126
Professional fees	30,226	7,430	41,856
Transfer agent and filing fees	3,835	5,011	8,846

Net Loss For The Period	$50,811	$36,117	$108,338

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	33,137,500	33,137,500

MANCHESTER INC.

(An Exploration Stage Company)

                                                 STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			AUGUST 27
	YEARS ENDED		2002 TO
	NOVEMBER 30		NOVEMBER 30
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(50,811)	$(36,117)	$(108,338)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Prepaid expenses	(650)	2,500	(650)
Accounts payable and accrued liabilities	1,354	3,280	5,834
Advances payable	7,100	-	7,100
	(43,007)	(30,337)	(96,054)

Cash Flows From Financing Activities
Advances from note payable	88,025	-	88,025
Share capital issued	-	-	73,450
	88,025	-	161,475

Increase (Decrease) In Cash	45,018	(30,337)	65,421

Cash, Beginning Of Period	20,403	50,740	-

Cash, End Of Period	$65,421	$20,403	$65,421

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

MANCHESTER INC.

(An Exploration Stage Company)

                             STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM INCEPTION, AUGUST 27, 2002 TO NOVEMBER 30, 2004

(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Opening balance, August 27, 2002	-	$-	$-	$-	$-

September 2002 – Shares issued for cash at $0.001	13,200,000	13,200	(12,000)	-	1,200

October 2002 – Shares issued for cash at $0.01	17,600,000	17,600	(1,600)	-	16,000

October 2002 – Shares issued for cash at $0.25	2,200,000	2,200	47,800	-	50,000

November 2002 – Shares issued for cash at $0.50	137,500	138	6,112	-	6,250

Net loss for the period	-	-	-	(21,410)	(21,410)

Balance, November 30, 2002	33,137,500	33,138	40,312	(21,410)	52,040

Net loss for the year	-	-	-	(36,117)	(36,117)

Balance, November 30, 2003	33,137,500	33,138	40,312	(57,527)	15,923

Net loss for the year	-	-	-	(50,811)	(50,811)

Balance, November 30, 2004	33,137,500	$33,138	$40,312	$(108,338)	$(34,888)

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

                                                      NOVEMBER 30, 2004 AND 2003

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $108,338 for the period from August 27, 2002 (inception) to November 30, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

                                                    NOVEMBER 30, 2004 AND 2003

(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At November 30, 2004, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

                                                    NOVEMBER 30, 2004 AND 2003

(Stated in U.S. Dollars)

3.

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

4.

ADVANCES PAYABLE

Advances payable are unsecured, bear no interest and have no fixed terms of repayment.  As of November 30, 2004, $535 was owing to a director of the Company.

5.

NOTE PAYABLE

The note payable is unsecured and bears interest at 6% per annum.  The full principal plus interest is repayable on December 24, 2005.

6.

RELATED PARTY TRANSACTION

During the year ended November 30, 2004, the Company incurred $Nil (2003 - $1,000) for consulting services provided by a director of the Company.

7.

COMMITMENT

On November 12, 2004, the Company entered into a preliminary agreement to acquire certain assets of the PAACO Group, which constitute the operations of the PAACO Automotive Group L.P. and Premium Auto Acceptance Corporation.  The PAACO Group operates automotive dealerships in the used car market.

In consideration for the acquisition of the assets of PAACO Group, the agreement calls for the Company to issue 10,000,000 convertible voting preferred shares at a stated value of $0.40 per share, based upon the net value of the assets being acquired.  Each of the preferred shares will have one vote per share and will be convertible into one common share.  In the event the acquired assets exceed $4 million in audited value, the Company will issue a note payable to PAACO Group for the net asset value in excess of $4 million.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name Age Position with Registrant Served as a Director or
Officer Since

Paul Minichiello • President, chief executive August 20, 2004 officer, secretary, treasurer,
principal accounting
officer, principal financial
officer and director

The following is a biographical summary of our sole director and officer:

Paul Minichiello: Mr. Minichiello has acted as our president, chief executive officer, secretary, treasurer, principal accounting officer, principal financial officer and a director since August 20, 2004.

Currently, Mr. Minichiello spends approximately 20% of his time managing and tending to our affairs.

From January 1965 to present, Mr. Minichiello has acted as the president and principal of Paul’s of North Shore, a North Vancouver based private company that is involved in custom tailoring of men’s wear.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting.  Each officer holds office at the pleasure of the board of directors.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended November 30, 2004.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Paul Minichiello	President, Secretary and Treasurer	2004	$0	0	0	0	0	0	0
Jackson Buch	Former President	2004	$0	0	0	0	0	0	0
Dana Upton	Former Secretary/Treasurer	2004	$0	0	0	0	0	0	0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended November 30, 2004 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Number Transactions Known Failures
Of late Not Timely To File a
Name and principal position Reports Reported Required Form
------------------------------------------- ----------- --------------- ---------------------
Paul Minichiello 0 0 0
(President, Secretary and
Treasurer)
Jackson Buch 0 0 1
(Former President and director)
Dana Upton 0 0 1
(Former Secretary, Treasurer
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

                 NAME OF

           SHARES OF

TITLE OF CLASS   BENEFICIAL OWNER     COMMON STOCK     PERCENT OF CLASS

Common                       Jackson Buch                      6,600,000                           19.9%

Common                       Dana Upton                         6,600,000                           19.9%

DIRECTORS AND

OFFICERS AS A

GROUP                                                                  13,200,000                            39.8%

The percent of class is based on 33,137,500 shares of common stock issued and outstanding as of November 30, 2004.

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
Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

* Originally filed as exhibits to our registration statements on Form SB-2, as amended, filed on January

    27, 2003 and October 14, 2003

Reports on Form 8-K

We filed a current report on Form 8-K on October 12, 2004 disclosing the resignation of Jackson Buch as our president, chief executive officer, principal financial officer and principal accounting officer and director and the concurrent appointment of Paul Minichiello to these positions.

We also disclosed the split of our issued and outstanding share capital such that every one share of our common stock issued and outstanding prior to the split was exchanged for 11 shares of post-split common stock.  We also decided to concurrently decrease our post-split authorized common stock to 100,000,000 shares of common stock with a par value of $0.001.  Shareholders representing a majority of the shares approved the split.  In accordance with Exchange Act Rule 10b-17, we provided the NASD with notice of the terms of the proposed share split.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manchester Inc.

By

/s/ Paul Minichiello

Paul Minichiello

President, CEO & Director

Date: February 28, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ Paul Minichiello

Paul Minichiello

President, CEO & Director

Date: February 28, 2005

By

/s/ Paul Minichiello

Secretary, Treasurer and Director

Date: February 28, 2005