Form 10QSB
period 2005-02-28
MANCHESTER INC
filed 2005-04-14
CIK 1214933

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

      For the quarterly period ended   February 28, 2005

                                      ------------------

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

                                      N/A

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

90 days   [ X ] Yes  [  ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,137,500 shares of $0.001 par value common stock outstanding as of April 14, 2005.

MANCHESTER INC.

(An Exploration Stage Company)

UNAUDITED INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2005

(Stated in U.S. Dollars)

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	FEBRUARY 28	NOVEMBER 30
	2005	2004

ASSETS

Current

Cash	$49,278	$65,421
Prepaid expenses	4,100	650
	53,378	66,071

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,332	$5,733
Advances payable (Note 5)	7,100	7,100
Note payable, current portion (Note 6)	89,449	-
	99,881	12,833

Note Payable (Note 6)	-	88,126
	99,881	100,959

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
33,137,500 common shares	33,138	33,138

Additional paid-in capital	40,312	40,312

Deficit Accumulated During The Exploration Stage	(119,953)	(108,338)
	(46,503)	(34,888)

	$53,378	$66,071

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE
			FROM DATE
			OF INCEPTION
			AUGUST 27
	THREE MONTHS ENDED		2002 TO
	FEBRUARY 28		FEBRUARY 28
	2005	2004	2005

Expenses
Consulting fees	$-	$-	$32,510
Office and sundry	1,316	1,564	4,442
Professional fees	9,649	675	51,505
Transfer agent and filing fees	650	4,196	9,496
Mineral property exploration expenditures	-	-	12,000
Mineral property option payments	-	-	10,000

Net Loss For The Period	$11,615	$6,435	$119,953

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	33,137,500	33,137,500

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE
			FROM DATE
			OF INCEPTION
			AUGUST 27
	THREE MONTHS ENDED		2002 TO
	FEBRUARY 28		FEBRUARY 28
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(11,615)	$(171)	$(119,953)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Prepaid expenses	(3,450)	-	(4,100)
Accounts payable and accrued liabilities	(2,401)	(3,800)	3,332
Advances payable	-	-	7,100
	(5,851)	(4,051)	6,332

Cash Flows From Financing Activity
Advances from note payable	1,323	-	89,449
Share capital issued	-	-	73,450
	1,323	-	162,899

(Decrease) Increase In Cash	(16,143)	(4,051)	49,278

Cash, Beginning Of Period	65,421	20,403	-

Cash, End Of Period	$49,278	$16,352	$49,278

Supplemental disclosures of cash flow information

Cash paid during the period for:

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

FROM DATE OF INCEPTION AUGUST 27, 2002 TO

FEBRUARY 28, 2005

FEBRUARY 28, 2005

(Unaudited)

(Stated in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFICIT	TOTAL

Opening balance, August 27, 2002	-	$-	$-	$-	$-

September 2002 – Shares issued for cash at $0.001	13,200,000	13,200	(12,000)	-	1,200

October 2002 – Shares issued for cash at $0.01	17,600,000	17,600	(1,600)	-	16,000

October 2002 – Shares issued for cash at $0.25	2,200,000	2,200	47,800	-	50,000

November 2002 – Shares issued for cash at $0.50	137,500	138	6,112	-	6,250

Net loss for the period	-	-	-	(21,410)	(21,410)

Balance, November 30, 2002	33,137,500	33,138	40,312	(21,410)	52,040

Net loss for the year	-	-	-	(36,117)	(36,117)

Balance, November 30, 2003	33,137,500	33,138	40,312	(57,527)	15,923

Net loss for the year	-	-	-	(50,811)	(50,811

Balance, November 30, 2004	33,137,500	33,138	40,312	(108,338)	(34,888)

Net loss for the period	-	-	-	(11,615)	(11,615)

Balance, February 28, 2005	33,137,500	$33,138	$40,312	$(119,953)	$(46,503)

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2005

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as of February 28, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the November 30, 2004 audited financial statements and notes thereto.

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

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2005

(Unaudited)

(Stated in U.S. Dollars)

2.

NATURE OF OPERATIONS (continued)

c)

Going Concern (continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $119,953 for the period from August 27, 2002 (inception) to February 28, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

FEBRUARY 28, 2005

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

e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At February 28 2005, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.

MINERAL PROPERTY INTEREST

The Company has entered into an option agreement, dated October 4, 2002 and amended October 2003, to acquire an 80% interest in a total of two mineral claims located in the Sudbury Mining District in Ontario, Canada.

In order to earn its interests, the Company made a cash payment totalling $8,000 on signing and must incur exploration expenditures totalling $209,800 of which $23,800 must have been incurred by April 30, 2004.  The Company has not completed the necessary exploration expenditures and the option agreement was allowed to lapse.

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2005

(Unaudited)

(Stated in U.S. Dollars)

5.

ADVANCES PAYABLE

Advances payable are unsecured, bear no interest and have no fixed terms of repayment.  As of February 28, 2005, $535 was owing to a director of the Company.

6.

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

The acquisition is also subject to the following conditions:

a)

upon closing, issued share capital of the Company shall be 19,937,500 shares of common stock and 10,000,000 shares of preferred stock with no outstanding options or warrants to acquire additional shares; and

b)

completion by the Company of pro forma audited financial statements that include the acquisition of PAACO Group’s assets.

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

•      $20,000 on management fees and consulting fees; and

Total expenditures over the next 12 months are therefore expected to be approximately $60,000.  Our current cash on hand will be sufficient to cover all anticipated expenses for approximately ten months.

Estimated expenses may be significantly higher if we complete the acquisition of a business interest.  We are unable to determine the potential cost of such expenses until we have entered into a definitive agreement to acquire an interest in specific assets.

Results Of Operations For Period Ending February 28, 2005

We did not earn any revenues during the three-month period ending February 28, 2005.  We incurred operating expenses in the amount of $11,615 for the three-month period ended February 28, 2005, as compared to a loss of $6,435 for the comparative period in fiscal 2004. The increase in net loss in the current fiscal year is a result of an increase in professional fees.

Our operating expenses were comprised of consulting fees of $9,649 in professional fees, $1,316 in office and sundry costs and $650 in transfer agent and filing fees.

At February 28, 2005, we had cash on hand of $49,278 and prepaid expenses of $4,100 for total assets of $53,378.  At the same date, our liabilities consisted of accounts payable and accrued liabilities of $3,332, advances payable of $7,100 and a note payable of $89,449.  The note is unsecured and bears interest at 6% per annum.  The full principal plus interest is repayable on December 24, 2005.

ITEM 3:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on February 28, 2005.  This evaluation was conducted by our chief executive officer and our principal accounting officer, Mr. Paul Minichiello.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

Item 2.

Changes in Securities

The Company did not issue any securities during the quarter ended February 28, 2005.

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

DATED:  April 14, 2005

Manchester Inc.

/s/ Paul Minichiello

------------------------------

Paul Minichiello, President