Form 10QSB
period 2005-08-31
MANCHESTER INC
filed 2005-10-17
CIK 1214933

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

      For the quarterly period ended   August 31, 2005

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

90 days   [ X ] Yes  [  ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,137,500 shares of $0.001 par value common stock outstanding as of October 14, 2005.

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	AUGUST 31 (Unaudited)	NOVEMBER 30 (Audited)
	2005	2004

ASSETS

Current

Cash	$22,183	$65,421
Prepaid expenses	4,449	650
Total Assets	$26,632	$66,071

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,564	$5,733
Advances payable (Note 5)	7,100	7,100
Note payable, current portion (Note 6)	93,576	-
	105,240	12,833

Note Payable (Note 6)	-	88,126
	105,240	100,959

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
33,137,500 common shares	33,138	33,138

Additional paid-in capital	40,312	40,312

Deficit Accumulated During The Exploration Stage	(152,058)	(108,338)
	(78,608)	(34,888)

Total Liabilities and Stockholders’ Deficiency	$26,632	$66,071

The accompanying notes are an integral part of these financial statements

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					DATE OF
					INCEPTION
					AUGUST 27
	THREE MONTHS ENDED		NINE MONTHS ENDED		2002 TO
	AUGUST 31,		AUGUST 31		AUGUST 31
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	$-	$5,000	$-	$15,000	$32,510
Office and sundry	703	750	805	1,073	3,830
Interest on notes payable	1,343	-	3,987	-	4,088
Professional fees	4,582	2,091	36,561	7,265	78,417
Transfer agent and filing fees	-	-	2,600	1,460	11,446
Mineral property exploration expenditures	-	-	-	-	12,000
Mineral property option payments	-	-	-	-	10,000
Loss before the following	(6,628)	(7,841)	(43,953)	(24,798)	(152,291)

Interest earned	87	-	233	-	233
Net Loss for the period	$(6,541)	$(7,841)	$(43,720)	$(24,798)	$(152,058)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding	33,137,500	33,137,500	33,137,500	33,137,500

The accompanying notes are an integral part of these financial statements

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					DATE OF
					INCEPTION
					AUGUST 27
	THREE MONTHS ENDED		NINE MONTHS ENDED		2002 TO
	AUGUST 31,		AUGUST 31,		AUGUST 31
	2005	2004	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(6,541)	$(7,841)	$(43,720)	$(24,798)	$(152,058)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Prepaid expenses	(4,449)	5,000	(3,799)	-	(4,449)
Accounts payable and accrued liabilities	(1,152)	2,841	(1,169)	4,786	4,564
Accrued interest on notes payable	1,343	-	3,987	-	4,088
Advances payable	-	-	-	-	7,100
	(10,799)	-	(44,701)	(20,012)	(140,755)

Cash Flows From Financing Activity
Advances from note payable	1,463	-	1,463	-	89,488
Issue of common shares	-	-	-	-	73,450
	1,463	-	1,463	-	162,938

(Decrease) Increase In Cash	(9,336)	-	(43,238)	(20,012)	22,183

Cash, Beginning Of Period	31,519	391	65,421	20,403	-

Cash, End Of Period	$22,183	$391	$22,183	$391	$22,183

The accompanying notes are an integral part of these financial statements

MANCHESTER INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

CUMULATIVE
PERIOD FROM
DATE OF
INCEPTION
AUGUST 27
	THREE MONTHS ENDED		NINE MONTHS ENDED		2002 TO
	AUGUST 31,		AUGUST 31,		AUGUST 31
	2005	2004	2005	2004	2005

Supplemental disclosures of cash flow information

Cash paid during the year

Interest	$-	$-	$-	$-	$-

Income Taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MANCHESTER INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM INCEPTION, AUGUST 27, 2002 TO AUGUST 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Opening balance, August 27, 2002	-	$-	$-	$-	$-

September 2002 – Shares issued for cash at $0.001	13,200,000	13,200	(12,000)	-	1,200

October 2002 – Shares issued for cash at $0.01	17,600,000	17,600	(1,600)	-	16,000

October 2002 – Shares issued for cash at $0.25	2,200,000	2,200	47,800	-	50,000

November 2002 – Shares issued for cash at $0.50	137,500	138	6,112	-	6,250

Net loss for the period	-	-	-	(21,410)	(21,410)

Balance, November 30, 2002	33,137,500	33,138	40,312	(21,410)	52,040

Net loss for the year	-	-	-	(36,117)	(36,117)

Balance, November 30, 2003	33,137,500	33,138	40,312	(57,527)	15,923

Net loss for the year	-	-	-	(50,811)	(50,811)

Balance, November 30, 2004	33,137,500	33,138	40,312	(108,338)	(34,888)

Net loss for the period	-	-	-	(43,720)	(43,720)

Balance, May 31, 2005	33,137,500	$33,138	$40,312	$(152,058)	$(78,608)

The accompanying notes are an integral part of these financial statements

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as of August 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the November 30, 2004 audited financial statements and notes thereto.

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

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2005

 (Unaudited)

(Stated in U.S. Dollars)

2.

NATURE OF OPERATIONS (continued)

c)

Going Concern (continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $152,058 for the period from August 27, 2002 (inception) to August 31, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

AUGUST 31, 2005

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

e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At August 31, 2005 the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

MANCHESTER INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2005

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

5.

ADVANCES PAYABLE

Advances payable are unsecured, bear no interest and have no fixed terms of repayment.  As of August 31, 2005, the balance included $535 payable to a director of the Company.

6.

NOTE PAYABLE

The note payable is unsecured and bears interest at 6% per annum.  The full principal plus interest is repayable on December 24, 2005.

7.

COMMITMENTS

i)

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

AUGUST 31, 2005

 (Unaudited)

(Stated in U.S. Dollars)

7.

COMMITMENTS (continued)

The acquisition is also subject to the following conditions

a)

upon closing, issued share capital of the Company shall be 19,937,500 shares of common stock and 10,000,000 shares of preferred stock with no outstanding options or warrants to acquire additional shares and;

b)

completion by the Company of pro forma audited financial statements that include the acquisition of the PAACO’s assets.

ii)

On June 10, 2005 the Company entered into an agreement for the development of a branded suite of collateral, including website, corporate identity and presentation materials at a cost of $8,988 ($10,700Cdn) with Nextphase Strategy Marketing Inc.

As of August 31, 2005 the Company has prepaid $4,449 ($5,300Cdn) of the amount due pursuant to the contract, and an amount of $4,533 ($5,400Cdn) remains payable upon delivery of the contracted materials and services.

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

Results Of Operations For Period Ending August 31, 2005

We did not earn any revenues during the nine-month period ending August 31, 2005.  We incurred operating expenses in the amount of $43,953 for the nine-month period ended August 31, 2005, as compared to a loss of $24,798 for the comparative period in fiscal 2004. The increase in net loss in the current fiscal year is a result of an increase in professional fees.

Our operating expenses were comprised of professional fees $36,561, interest on notes payable of $3,987, transfer agent and filing fees of $2,600, and office and sundry costs of $805.  We also realized $233 in interest during the period.

At August 31, 2005, we had total assets of $26,632, consisting of cash of $22,183 and prepaid expenses of $4,449.  At the same date, our liabilities consisted of accounts payable and accrued liabilities of $4,564, advances payable of $7,100 and a note payable of $93,576.  The note is unsecured and bears interest at 6% per annum.  The full principal plus interest is repayable on December 24, 2005.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on August 31, 2005.  This evaluation was conducted by our chief executive officer and our principal accounting officer, Mr. Paul Minichiello.

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

Item 2.

Changes in Securities

The Company did not issue any securities during the quarter ended August 31, 2005.

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

DATED:  October 14, 2005

Manchester Inc.

/s/ Paul Minichiello

------------------------------

Paul Minichiello, President