Form 10KSB
period 2005-11-30
MANCHESTER INC
filed 2006-02-06
CIK 1214933

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2005
                                             -----------------

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE  ACT  OF
1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-102740


                                 MANCHESTER INC.
                                 ---------------
             (Exact name of Registrant as specified in its charter)



            Nevada                                      98-0380409
            ------                                  ------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                          100 Crescent Court, 7th floor
                               Dallas, Texas 75201
                               -------------------
                    (Address of principal executive offices)

                                 (778) 889-8774
                                 --------------
               Registrant's telephone number, including area code

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

         Yes      X                                No _____
            -----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

          Yes      X                               No _____
             -----------

State issuer's revenues for its most recent fiscal year:           Nil
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                       $138,183,375 as at January 31, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                        33,137,500 as of January 31, 2006

                                TABLE OF CONTENTS

                                                                           Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY..............................................6
ITEM 3:  LEGAL PROCEEDINGS....................................................6
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............7
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............7
ITEM 7:  FINANCIAL STATEMENTS.................................................8
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURES........................................19
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........19
ITEM 10:  EXECUTIVE COMPENSATION.............................................19
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....20
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................20
ITEM 13:  EXHIBITS AND REPORTS...............................................21

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We commenced operations as an exploration stage company (the "Company" or "Manchester"). During the fiscal year ended November 30, 2004, we were a party to a mineral property option agreement whereby we could acquire an 80% interest in a total of two mineral claims, comprising 11 claim units located in the Province of Ontario, Canada, known as the Mac South property.

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

On November 12, 2004, we entered into a non-binding letter of intent with PAACO Automotive Group L.P. ("PAACO") providing for our potential acquisition of PAACO's assets that are necessary for the operation of its "Buy-Here Pay-Here" used car sales business. The letter of intent provided that subject to PAACO transferring business assets to us with a net audited value of at least $4,000,000, the Company would issue 10,000,000 convertible, voting preferred shares of stock in our capital at a deemed price of $0.40 each to PAACO as consideration for the acquisition. During fiscal 2005, PAACO significantly reduced the size and scope of its operations. Therefore we have decided not to proceed with acquisition of PAACO's assets.

On June 10, 2005 the Company entered into an agreement for the development of a branded suite of collateral, including website, corporate identity and presentation materials at a cost of $8,988 ($10,700Cdn) with Nextphase Strategy Marketing Inc.

As of November 30, 2005 the Company has paid $4,449 ($5,300Cdn) of the amount due pursuant to the contract and certain elements of the contract have been completed valued at $3,119 ($3,745Cdn). An amount of $4,539 ($5,400Cdn) remains payable upon final delivery of the contracted materials and services.


Employees

We have no employees as of the date of this annual report other than our sole director, Paul Minichiello and corporate secretary Richard Gaines.

Research and Development Expenditures

We did not incur any research and development expenditures during the fiscal year ended November 30, 2005.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors
------------
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete any acquisition of a business interest and fund its future development. As of November 30, 2005, we had cash in the amount of $777. We currently do not have any operations and we have no income. We will reacquire additional funds to review, acquire and develop business assets. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

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

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The Independent Public Accounting Firm's Report to our audited financial statements for the period ended November 30, 2005 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. These factors include our net loss of $178,754 from inception on August 27, 2002 to November 30, 2005, our failure to attained profitable operations and our dependence upon obtaining adequate financing.

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

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

Our common stock is currently traded on the NASD over the counter bulletin board. However, we can provide investors with no assurance that a liquid public market for our shares will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

IF A MARKET FOR OUR COMMON STOCK DEVELOPS, OUR STOCK PRICE MAY BE VOLATILE.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or anticipated variations in our results of operations; (2) our ability or inability to generate new revenues; and (3) increased competition.

Further our common stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

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


ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 100 Crescent Court, 7th Floor, Dallas, Texas. The office space and telephone service are provided free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock have traded on the NASD OTC Bulletin Board since March 22, 2004. The OTC Bulletin Board is a network of security dealers who buy and sell stock. A computer network that provides information on current "bids" and "asks", as well as volume information, connects the dealers. The following table sets forth the high and low closing prices of our common shares traded on the OTC Bulletin Board:

     Period                                     High                      Low
     ------                                     ----                      ---
     December 1, 2004 to November 30, 2005      $3.94                    $2.31

The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have 86 shareholders of record as of November 30, 2005.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Management is reviewing various assets for potential acquisition. Specifically, we intend to pursue a potential acquisition of "Buy-Here Pay-Here" used car sales business.

In the next twelve months we anticipate spending $100,000 on professional fees, $20,000 on management and consulting fees and $75,000 on administrative expenses. Our cash on hand at November 30, 2005 was $777. Accordingly, we will need to raise additional funds in order to support our operations and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Estimated expenses may be significantly higher if we complete the acquisition of a business interest. We are unable to determine the potential cost of such expenses until we have entered into an agreement to acquire an interest in specific assets.

Results of Operations

We did not earn any revenues from our inception on August 27, 2002 to November 30, 2005. For the fiscal year ended November 30, 2005, we incurred operating expenses in the amount of $77,217 (2004: $50,811). These operating expenses were comprised of professional fees of $65,214 (2004: $30,226), consulting fees of $ Nil (2004: $15,000), transfer agent and filing fees of $2,739 (2004: $3,835), and office and sundry costs of $810 (2004: $1,750). In addition we accrued interest of $5,334 (2004: $101) on note payable as of November 30, 2005.

The increase in net loss of $26,406 in the fiscal year ended November 30, 2005 ($77,217), as compared to fiscal 2004 ($50,811), was primarily due to the increase in professional fees of $34,988, advertising and promotion expenditures of $3,120 and accrued interest on notes payable of $ 5,233. These increases were offset by decrease in consulting fees of $15,000, office and sundry costs of $839 and transfer agent and filing fees of $1,096. The increase in professional fees was due to the increase in the legal fees incurred by the Company in relation with potential asset acquisitions during the year.

At November 30, 2005, our assets totalled $2,107 and consisted of cash and cash equivalents of $777 and prepaid expenses of $1,330. Our liabilities totalled $107,411 and consisted of accounts payable and accrued liabilities of $10,515, advances payable of $535 and a note payable of $96,361. The advances are unsecured, non-interest bearing and have no fixed terms of repayment. The note payable is unsecured, bears interest at 6% per annum and is repayable on December 24, 2005. The Company is in default with respect to this note.

We have not attained profitable operations and are dependent upon obtaining financing to pursue business activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

                                 MANCHESTER INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                           NOVEMBER 30, 2005 AND 2004
                            (Stated in U.S. Dollars)

                                                                MORGAN & COMPANY
                                                           Chartered Accountants


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Manchester Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Manchester Inc. (an exploration stage company) as at November 30, 2005 and 2004, and the related statements of operations, cash flows, and stockholders' deficiency for each of the years in the period ended November 30, 2005, and for the cumulative period from August 27, 2002 (date of inception) to November 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at November 30, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the period ended November 30, 2005, and for the cumulative period from August 27, 2002 (date of inception) to November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $178,754 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, Canada                                             "Morgan & Company"
January 19, 2006                                           Chartered Accountants


Tel: (604) 687-5841            Member of           P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075              ACPA         Suite 1488-700 West Georgia Street
www.morgan-cas.com           International               Vancouver, B.C. V7Y 1A1

                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                             NOVEMBER 30
                                                                                        2005              2004
--------------------------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash and cash equivalents                                                 $           777     $       65,421
     Prepaid expenses                                                                    1,330                650
                                                                               -------------------------------------

                                                                               $         2,107     $       66,071
====================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                  $        10,515     $        5,733
     Advances payable (Note 4)                                                             535              7,100
     Note payable, current portion (Note 5)                                             96,361               -
                                                                               -------------------------------------
                                                                                       107,411             12,833

Note payable (Note 5)                                                                     -                88,126
                                                                               -------------------------------------
                                                                                       107,411            100,959
                                                                               -------------------------------------

STOCKHOLDERS' DEFICIENCY

Capital Stock
     Authorized:
         100,000,000 common shares, par value $0.001 per share
          10,000,000 preferred shares, par value $0.001 per share

     Issued and outstanding:
           33,137,500 common shares                                                     33,138             33,138

     Additional paid-in capital                                                         40,312             40,312

Deficit Accumulated During The Exploration Stage                                      (178,754)          (108,338)
                                                                               -------------------------------------
                                                                                      (105,304)           (34,888)
                                                                               -------------------------------------

                                                                               $         2,107     $       66,071
====================================================================================================================

   The accompanying notes are an integral part of these financial statements

                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                                     CUMULATIVE
                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                                                      AUGUST 27
                                                                      YEARS ENDED                      2002 TO
                                                                      NOVEMBER 30                    NOVEMBER 30
                                                               2005                 2004                2005
--------------------------------------------------------------------------------------------------------------------
Revenue                                                 $           -        $          -         $        -
                                                        ------------------------------------------------------------

Expenses
     Consulting fees                                                -                  15,000            32,510
     Advertising and promotion                                      3,120               -                 3,120
     Interest on notes payable                                      5,334                 101             5,435
     Mineral property exploration expenditures
                                                                    -                   -                12,000
     Mineral property option payments                               -                   -                10,000
     Office and sundry                                                810               1,649             3,835
     Professional fees                                             65,214              30,226           107,070
     Transfer agent and filing fees                                 2,739               3,835            11,585
                                                        ------------------------------------------------------------

Loss before the following                                          77,217              50,811           185,555

     Interest earned                                                  236               -                   236
     Forgiveness of advances payable                               (6,565)              -                (6,565)
                                                        ------------------------------------------------------------

Net Loss For The Period                                 $          70,416    $         50,811     $     178,754
====================================================================================================================


Basic And Diluted Loss Per Share                        $          (0.00)    $         (0.00)
=================================================================================================


Weighted Average Number Of Shares Outstanding
                                                               33,137,500          33,137,500
=================================================================================================

   The accompanying notes are an integral part of these financial statements

                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                                     CUMULATIVE
                                                                                                    PERIOD FROM
                                                                                                     INCEPTION
                                                                                                     AUGUST 27
                                                                        YEARS ENDED                   2002 TO
                                                                        NOVEMBER 30                 NOVEMBER 30
                                                                  2005              2004                2005
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss for the period                                $     (70,416)    $      (50,811)    $     (178,754)

Adjustments To Reconcile Net Loss To Net Cash Used By
  Operating Activities
     Prepaid expenses                                                (680)              (650)            (1,330)
     Accounts payable and accrued liabilities                       4,782              1,354             10,616
     Accrued interest                                               5,334               -                 5,435
     Forgiveness of advances payable                               (6,565)             7,100                535
                                                            --------------------------------------------------------
                                                                  (67,545)           (43,007)          (163,498)
                                                            --------------------------------------------------------

Cash Flows From Financing Activities
     Advances from note payable                                     2,901             88,025             90,825
     Share capital issued                                            -                  -                73,450
                                                            --------------------------------------------------------
                                                                    2,901             88,025            164,275
                                                            --------------------------------------------------------

Increase (Decrease) In Cash                                       (64,644)            45,018                777

Cash, Beginning Of Period                                          65,421             20,403               -
                                                            --------------------------------------------------------

Cash, End Of Period                                         $         777     $       65,421     $          777
====================================================================================================================

Supplemental Disclosure Of Cash Flow Information
     Interest paid                                          $        -        $         -        $         -
     Income taxes paid                                               -                  -                  -
====================================================================================================================

    The accompanying notes are an integral part of these financial statements

                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

       FOR THE PERIOD FROM INCEPTION, AUGUST 27, 2002 TO NOVEMBER 30, 2005
                            (Stated in U.S. Dollars)

                                                                                            DEFICIT
                                                        COMMON STOCK                      ACCUMULATED
                                        ----------------------------------------------
                                                                         ADDITIONAL        DURING THE
                                                                          PAID-IN         EXPLORATION
                                            SHARES         AMOUNT         CAPITAL            STAGE             TOTAL
                                        ----------------------------------------------------------------------------------
Opening balance, August 27,
  2002                                        -         $       -      $      -        $       -           $       -

September 2002 - Shares issued for
  cash at $0.001                           13,200,000         13,200        (12,000)           -                   1,200

October 2002 - Shares issued for cash
  at $0.01                                 17,600,000         17,600         (1,600)           -                  16,000

October 2002 - Shares issued for cash
  at $0.25                                  2,200,000          2,200         47,800            -                  50,000

November 2002 - Shares issued for
  cash at $0.50                               137,500            138          6,112            -                   6,250

Net loss for the period                       -                 -             -               (21,410)           (21,410)
                                        ----------------------------------------------------------------------------------

Balance, November 30, 2002                 33,137,500         33,138         40,312           (21,410)            52,040

Net loss for the year                         -                 -             -               (36,117)           (36,117)
                                        ----------------------------------------------------------------------------------

Balance, November 30, 2003                 33,137,500         33,138         40,312           (57,527)            15,923

Net loss for the year                         -                 -             -               (50,811)           (50,811)
                                        ----------------------------------------------------------------------------------

Balance, November 30, 2004                33,137,500          33,138         40,312          (108,338)           (34,888)

Net loss for the year                         -                 -             -               (70,416)           (70,416)
                                        ----------------------------------------------------------------------------------

Balance, November 30, 2005                33,137,500    $     33,138   $     40,312    $     (178,754)     $    (105,304)
                                        ==================================================================================


  The accompanying notes are an integral part of these financial statements

                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2005 AND 2004
                            (Stated in U.S. Dollars)



1.   NATURE OF OPERATIONS

a)       Organization

         The Company was incorporated in the State of Nevada, U.S.A., on August 27, 2002. The Company currently has limited operations and is seeking new projects. The Company is an exploration stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. The Company had previously been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It was primarily engaged in the acquisition and exploration of mining properties.

         Effective August 20, 2004, the Board of Directors authorized a 1 for 11 forward stock split on the common shares. The authorized number of common shares remain at 100,000,000 common shares with a par value of $0.001. All references in the accompanying financial statements to the number of common shares have been restated to reflect the forward stock split.

     b)  Going Concern

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

         As shown in the accompanying financial statements, the Company has incurred a net loss of $178,754 for the period from August 27, 2002 (inception) to November 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2005 AND 2004
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)  Organizational and Start Up Costs

         Costs of start up activities, including organizational costs, are expensed as incurred.

     b)  Mineral Property Acquisition Payments and Exploration Costs

         The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

         The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

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

                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2005 AND 2004
                            (Stated in U.S. Dollars)



2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e)  Foreign Currency Translation

         The Company's functional currency is the U.S. dollar. Foreign currency balances are translated into U.S. dollars as follows:

         i) monetary items at the rate prevailing at the balance sheet date; ii) non-monetary items at the historical exchange rate; iii) revenue and expense at the rate in effect at the time of the transaction.

     f)  Basic and Diluted Loss Per Share

         In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2005, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     g)  Recent Accounting Pronouncements

         In November and December 2004, FASB revised SFAS No. 123 - "Share Based Payment" and issued SFAS No. 151 - "Inventory Costs", SFAS No. 152 - "Accounting for Real Estate Time-Sharing Transactions", and SFAS No. 153 - "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". The Company has determined that the adoption of these recent accounting pronouncements do not have an impact on its results of operations or financial position.

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

                                 MANCHESTER INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2005 AND 2004
                            (Stated in U.S. Dollars)



4.   ADVANCES PAYABLE

     Advances payable are unsecured, bear no interest and have no fixed terms of repayment. As of November 30, 2005, $535 (2004 - $535) was owing to a director of the Company.


5.   NOTE PAYABLE

     The note payable is unsecured and bears interest at 6% per annum. The full principal plus interest is repayable on December 24, 2005. The Company is in default with respect to this note.


6.   COMMITMENTS

     On June 10, 2005 the Company entered into an agreement for the development of a branded suite of collateral, including website, corporate identity and presentation materials at a cost of $8,988 ($10,700Cdn) with Nextphase Strategy Marketing Inc.

     As of November 30, 2005 the Company has paid $4,449 ($5,300Cdn) of the amount due pursuant to the contract and certain elements of the contract have been completed valued at $3,119 ($3,745Cdn). An amount of $4,539 ($5,400Cdn) remains payable upon final delivery of the contracted materials and services.


7.       COMPARATIVE AMOUNTS

     The comparative figures and cumulative amounts from inception to November 30, 2005 have been restated to conform to the presentation adopted for the current year.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name               Age    Position with Registrant       Served as a Director or
                                                         Officer Since

Paul Minichiello   65     President, chief executive     August 20, 2004
                          officer,  treasurer,
                          principal accounting
                          officer, principal financial
                          officer and director

Richard Gaines     62     Corporate Secretary            December 1, 2005

The following is a biographical summary of our directors and officers:

Paul Minichiello: Mr. Minichiello has acted as our president, chief executive officer, treasurer, principal accounting officer, principal financial officer and a director since August 20, 2004. Mr. Minichiello has also acted as a corporate secretary from August 20, 2004, to November 30, 2005.Currently, Mr. Minichiello spends approximately 20% of his time managing and tending to our affairs. From January 1965 to present, Mr. Minichiello has acted as the president and principal of Paul's of North Shore, a North Vancouver based private company that is involved in custom tailoring of men's wear.

Richard Gaines: Mr.Gaines has acted as a corporate secretary since December 1, 2005. From 1986 to present, Mr.Gaines was engaged in the private practice of law under the name of Richard D. Gaines & Associates, P.C.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended November 30, 2005, and 2004.

                             Annual Compensation                       Long Term Compensation
                                                                       Restricted
                                                      Other Annual     Stock        Options/   LTIP         All Other
Name           Title         Year     Salary  Bonus   Compensation     Awarded      SARs (#)   payouts ($)  Compensation
----           -----         ----     ------  -----   ------------     -------      --------   -----------  ------------
Paul           President,    2005     $0      0       0                0            0          0            0
Minichiello    and Treasurer 2004     $0      0       0                0            0          0            0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended November 30, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                 Number     Transactions    Known Failures
                                 Of  late   Not Timely      To File a
Name and principal position      Reports    Reported        Required Form
---------------------------      --------   -----------     ---------------
Paul Minichiello                    0           0                0
(President and
Treasurer)

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at November 30, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                 NAME OF              SHARES OF
TITLE OF CLASS   BENEFICIAL OWNER     COMMON STOCK     PERCENT OF CLASS

Common           Jackson Buch         6,600,000            19.9%

Common           Dana Upton           6,600,000            19.9%

DIRECTORS AND
OFFICERS AS A
GROUP                                 13,200,000           39.8%

The percent of class is based on 33,137,500 shares of common stock issued and outstanding as of November 30, 2005.

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

ITEM 13:  EXHIBITS AND REPORTS

Exhibits
--------
  3.1     Articles of Incorporation*
  3.2     Bylaws*
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  * Originally filed as exhibits to our registration statements on Form SB-2, as amended, filed on January 27, 2003 and October 14, 2003

Reports on Form 8-K
-------------------
We filed a current report on Form 8-K on October 31, 2005 disclosing the Company moving its headquarters to 100 Crescent Court, 7th Floor, Dallas, Texas 75201 in order to be better situated to deal with the prospective acquisition of "Buy Here/Pay Here"used car market operations.

We also filed a current report on Form 8-K on December 6, 2005 disclosing an appointment of Richard Gaines as a Corporate Secretary of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manchester Inc.


By          /s/ Paul Minichiello
            ------------------------------
            Paul Minichiello
            President, CEO & Director
            (Principal Executive Officer)
            Date: February 1, 2006


By          /s/ Paul Minichiello
            --------------------------------
            Paul Minichiello
            Treasurer and Director
            (Principal Financial Officer and
            Principal Accounting Officer)
            Date: February 1, 2006