Form 10QSB
period 2006-02-28
MANCHESTER INC
filed 2006-04-19
CIK 1214933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: February 28, 2006

|_| Transition Report pursuant to Section 13 or 15(d) of the Exchange Act of 1934 For the transition period from ________ to _________

                       Commission File Number: 333-102740


                                 MANCHESTER INC.
        (Exact Name of Small Business Issuer as specified in its charter)

            NEVADA                                         98-0380409
   (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                    Identification Number)

                          100 Crescent Court, 7th Floor
                               Dallas, Texas 75201
                    (Address of principal executive offices)

                            (866) 230-1805 (Issuer's
                     telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,137,500 shares of $0.001 par value common stock outstanding as of April 18, 2006.

Transitional Small Business Disclosure Format (check one):  |_|  Yes  |X|  No

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                      MANCHESTER INC.
                                               (A Development Stage Company)

                                                  INTERIM BALANCE SHEETS

                                                 (Stated in U.S. Dollars)

                                                                                   FEBRUARY 28,    NOVEMBER 30,
(Unaudited) (Audited)                                                                  2006            2005
--------------------------------------------------------------------------------   ------------    ------------

ASSETS

Current
     Cash and cash equivalents                                                     $      9,865    $        777
     Refundable deposit                                                                 250,000            --
     Prepaid expenses                                                                     1,330           1,330
                                                                                   ------------    ------------
                                                                                        261,195           2,107
Office Equipment, net                                                                     5,746            --
                                                                                   ------------    ------------

                                                                                   $    266,941    $      2,107
================================================================================   ============    ============

LIABILITIES

Current
     Accounts payable and accrued liabilities                                      $     30,933    $     10,515
     Advances payable (Note 4)                                                             --               535
     Notes payable (Note 5)                                                             449,292          96,361
                                                                                   ------------    ------------
                                                                                        480,225         107,411
                                                                                   ------------    ------------

STOCKHOLDERS' DEFICIENCY

Capital Stock
     Authorized:
         100,000,000 common shares, par value $0.001 per share
         10,000,000 preferred shares, par value $0.001 per share

     Issued and outstanding:
           33,137,500 common shares                                                      33,138          33,138

     Additional paid-in capital                                                          40,312          40,312

Deficit Accumulated During The Exploration Stage                                       (286,734)       (178,754)
                                                                                   ------------    ------------
                                                                                       (213,284)       (105,304)
                                                                                   ------------    ------------

                                                                                   $    266,941    $      2,107
================================================================================   ============    ============



                 The accompanying notes are an integral part of
                       these interim financial statements

                                                      MANCHESTER INC.
                                               (A Development Stage Company)

                                             INTERIM STATEMENTS OF OPERATIONS
                                                        (Unaudited)
                                                 (Stated in U.S. Dollars)


-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   CUMULATIVE
                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION
                                                                                                                    AUGUST 27
                                                                                       THREE MONTHS ENDED            2002 TO
                                                                                           FEBRUARY 28,            FEBRUARY 28,
                                                                                       2006            2005            2006
--------------------------------------------------------------------------------   ------------    ------------    ------------
Revenue                                                                            $       --      $       --      $       --
                                                                                   ------------    ------------    ------------
Expenses
     Consulting fees                                                                     40,000            --            72,510
     Amortization                                                                           342             342
     Advertising and promotion                                                             --              --             3,120
     Interest on notes payable                                                            3,192            --             8,627
     Mineral property exploration expenditures                                             --              --            12,000
     Mineral property option payments                                                      --              --            10,000
     Office and sundry                                                                      947           1,316           4,782
     Rent                                                                                 4,763            --             4,763
     Professional fees                                                                   53,835           9,649         107,070
     Transfer agent and filing fees                                                       3,384             650          14,969
     Travel and entertaining                                                              1,560            --             1,560
                                                                                   ------------    ------------    ------------

Loss before the following                                                               108,023          11,615         293,578

     Interest earned                                                                        (43)           --              (279)
     Forgiveness of advances payable                                                       --              --            (6,565)
                                                                                   ------------    ------------    ------------

Net Loss For The Period                                                            $    107,980    $     11,615    $   (286,734)
================================================================================   ============    ============    ============

Basic And Diluted Loss Per Share                                                   $      (0.00)   $      (0.00)
================================================================================   ============    ============

Weighted Average Number Of Shares Outstanding                                        33,137,500      33,137,500
================================================================================   ============    ============


                 The accompanying notes are an integral part of
                       these interim financial statements

                                 MANCHESTER INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


---------------------------------------------------------   ------------------------------------------
                                                                                          CUMULATIVE
                                                                                          PERIOD FROM
                                                                                           INCEPTION
                                                                                           AUGUST 27
                                                                THREE MONTHS ENDED          2002 TO
                                                                    FEBRUARY 28,          FEBRUARY 28,
                                                                2006          2005           2006
---------------------------------------------------------   -----------    -----------    -----------
Cash Flows From Operating Activities
     Net loss for the period                               $  (107,980)   $   (11,615)   $  (286,734)

Adjustments To Reconcile Net Loss To Net Cash Used By
  Operating Activities
     Amortization                                                  342           --              342
     Refundable deposit                                       (250,000)          --         (250,000)
     Prepaid expenses                                             --           (3,450)        (1,330)
     Accounts payable and accrued liabilities                   20,418         (2,401)        31,034
     Accrued interest                                            3,192           --            8,627
                                                           -----------    -----------    -----------
                                                              (374,028)       (17,466)      (498,061)
                                                           -----------    -----------    -----------
Cash Flows From Investing Activities
     Purchase of equipment                                      (6,088)          --           (6,088)
                                                           -----------    -----------    -----------
Cash Flows From Financing Activities
     Advances from notes payable                               349,739          1,323        440,564
     Advances payable                                             (535)          --
     Share capital issued                                         --             --           73,450
                                                           -----------    -----------    -----------
                                                               349,204          1,323        514,014
                                                           -----------    -----------    -----------

Increase In Cash                                                 9,088         16,143          9,865

Cash, Beginning Of Period                                          777         65,421           --
                                                           -----------    -----------    -----------

Cash, End Of Period                                        $     9,865    $    49,278    $     9,865
========================================================   ===========    ===========    ===========

Supplemental Disclosure Of Cash Flow Information
     Interest paid                                         $      --      $      --      $      --
     Income taxes paid                                            --             --             --
========================================================   ===========    ===========    ===========

                 The accompanying notes are an integral part of
                       these interim financial statements

                                 MANCHESTER INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                           FEBRUARY 28, 2006 AND 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.   BASIS OF PRESENTATION

     The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended November 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's audited financial statements for the fiscal year ended November 30, 2005, has been omitted. The results of operations for the three-month period ended February 28, 2006 are not necessarily indicative of results for the entire year ending November 30, 2006.


2.   NATURE OF OPERATIONS

a) Organization

         The Company was incorporated in the State of Nevada, U.S.A., on August 27, 2002. The Company currently has limited operations and is seeking new projects. The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. The Company had previously been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It was primarily engaged in the acquisition and exploration of mining properties.

     b)  Going Concern

         The accompanying interim financial statements have been prepared assuming the Company will continue as a going concern.

         As shown in the accompanying interim financial statements, the Company has incurred a net loss of $286,734 for the period from August 27, 2002 (inception) to February 28, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                 MANCHESTER INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                           FEBRUARY 28, 2006 AND 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.   SIGNIFICANT ACCOUNTING POLICIES

     The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of interim financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

     The interim financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)  Organizational and Start Up Costs

         Costs of start up activities, including organizational costs, are expensed as incurred.

     b)  Office Equipment

         Office Equipment is recorded at cost and is depreciated amortized over its estimated useful life at the following rate:

                  Computer Equipment        30% straight line.

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

                                 MANCHESTER INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                           FEBRUARY 28, 2006 AND 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)  Income Taxes

         The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized

     e)  Foreign Currency Translation

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


4.   ADVANCES PAYABLE

     Advances payable are unsecured, bear no interest and have no fixed terms of repayment. As of February 28, 2006, $nil (2005 - $535) was owing to a director of the Company.


5.   NOTES PAYABLE

     The notes payable are repayable upon demand, unsecured and bear interest at 6% per annum. A portion of the note in the amount of $97,926 is currently being renegotiated to have a fixed repayment date of June 30, 2007.

                                 MANCHESTER INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                           FEBRUARY 28, 2006 AND 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


6.   COMMITMENTS

     On June 10, 2005 the Company entered into an agreement for the development of a branded suite of collateral, including website, corporate identity and presentation materials at a cost of $8,988 ($10,700Cdn) with Nextphase Strategy Marketing Inc.

     As of February 28, 2006 the Company has paid $4,449 ($5,300Cdn) of the amount due pursuant to the contract and certain elements of the contract have been completed valued at $3,119 ($3,745Cdn). An amount of $4,707 ($5,400Cdn) remains payable upon final delivery of the contracted materials and services.


7.       SUBSEQUENT EVENTS

     a) Subsequent to February 28, 2006, the Company entered into a consulting contract with an individual to provide financial and administrative services, that expires March 31, 2008. Over the term of the contract the Company will pay a contractual fee of $25,000 per month.

     b) Subsequent to February 28, 2006, the Company granted 200,000 stock options to a consultant of the Company who will become an officer once directors and officers insurance is in place. The options are exercisable at $4.39 per share and expire March 13, 2011.

     c) Subsequent to February 28, 2006, the Company granted 100,000 stock options to an officer of the Company. 50,000 of these options will vest on September 13, 2006, and the remainder will vest on March 13, 2007. The options are exercisable at $4.39 per share and expire March 13, 2011.

     d) Subsequent to February 28, 2006, the Company received additional advances in the amount of $271,500 which are unsecured and bear interest at 6% per annum. These additional advances become due on June 30, 2007.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

The following discussion of the financial condition and plan of operations of Manchester Inc. (referred to herein as the "Company," and "we") should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended February 28, 2006 (this "Report"). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Plan of Operation

The Company commenced operations as an exploration stage company. The Company ceased pursuing opportunities in that field upon the lapse of certain mineral rights options in October 2004.

The Company then changed its business plan. The Company intends to acquire and operate "Buy-Here Pay-Here" used car sales businesses. The Company continues to be in negotiations to acquire an entity or entities in that field of operations.

In the event of a significant acquisition by the Company, the Company will be required to borrow funds to cover the purchase price.

Results of Operations for the Period Ending February 28, 2006

We did not earn any revenues during the three-month period ending February 28, 2006. We incurred operating expenses in the amount of $108,023 for the three-month period ended February 28, 2006, as compared to a loss of $11,615 for the comparable period of the last fiscal year. The increase in net losses in the current fiscal year is largely a result of an increase in professional and consulting fees.

Our operating expenses were comprised of professional fees of $53,835, consulting fees of $40,000, rent of $4,763, transfer agent and filing fees of $3,384, interest on notes payable of $3,192, travel and entertaining costs of $1,560, office and sundry costs of $947, and amortization of $342. We also realized $43 in interest during the period.

At February 28, 2006, we had total assets of $261,195, consisting of a refundable deposit of $250,000, cash of $9,865 and prepaid expenses of $1,330. At the same date, our total liabilities were $480,225.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Acting Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on their evaluation, the Company's Acting Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not, and has not been during the period covered by this report, a party to any legal proceedings.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3.  Defaults Upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

None.


Item 6.  Exhibits and Reports on Form 8-K

Exhibit No.     Description of Exhibits

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

The Company filed a Report on Form 8-K on December 6, 2005, disclosing that on December 1, 2005, Richard Gaines was appointed as the Corporate Secretary of the Company.

The Company filed a Report on Form 8-K on February 27, 2006, disclosing that the Company has appointed Mr. Richard D. Gaines, Esq., to the Company's Board of Directors in addition to his position as Corporate Secretary. In addition, it was disclosed that Mr. Paul Minichiello has resigned as a director and officer of the Company. It was also disclosed that Mr. Norman R. Thoennes, CPA, has agreed to become a director and CEO of the Company as soon as adequate directors and officers insurance is in place. In the interim, Mr. Thoennes will continue to act as a consultant to the Company and assist it in its effort to acquire and expand "Buy-Here Pay-Here" auto dealers. It was noted that the Company is completing the appropriate insurance applications and expects to submit them shortly.

                                SUBSEQUENT EVENTS

On March 13, 2006, Mr. Norman Thoennes and the Company entered into an Employment Agreement (the "Thoennes Employment Agreement") and a Nonqualified Stock Option Agreement (the "Thoennes Stock Option Agreement").

Pursuant to terms of the Thoennes Employment Agreement, Mr. Thoennes will serve as a consultant to the Company, until such time as Mr. Thoennes shall obtain adequate directors and officers' insurance, whereupon Mr. Thoennes will commence service as the Company's Chief Executive Officer. The initial term (the "Term") of the Thoennes Employment Agreement is two years, commencing as of March 1, 2006. Mr. Thoennes shall devote at least 50% of his professional working time to the Company during the Term. Mr. Thoennes will be paid a base salary of $25,000 a month during the Term. In addition, Mr. Thoennes will receive the use of a Company vehicle, the benefits of the Company's health plan, an annual bonus of 15-25% of his base salary (in accordance with certain performance milestones determined by the Board) and those stock options described in the Thoennes Stock Option Agreement, as described below. The Thoennes Employment Agreement contains provisions protecting the Company's intellectual property, as well as provisions restricting competition and provisions restricting the solicitation of Company employees. The Thoennes Employment Agreement provides Mr. Thoennes with the right to receive certain payments in the event of his termination without cause or due to a change in control.

Mr. Thoennes has been granted an option (the "Thoennes Option") to purchase 200,000 shares of the Company's common stock at an exercise price of $4.39 per share. The exercise price was the closing price of the Company's common stock on the OTC Bulletin Board on the trading day immediately preceding the date of the grant of the Thoennes Option and the date of the Thoennes Stock Option Agreement. The Thoennes Option shall vest over the course of one year from the date of its grant, with 50,000 shares exercisable immediately, an additional 75,000 shares exercisable six months from the date of the grant, and the remaining 75,000 shares exercisable one year from the date of the grant.

On March 13, 2006, the Company entered into a Nonqualified Stock Option Agreement with Mr. Richard Gaines (the "Gaines Stock Option Agreement").

Mr. Gaines has been granted an option (the "Gaines Option") to purchase 100,000 shares of the Company's common stock at an exercise price of $4.39 per share. The exercise price was the closing price of the Company's common stock on the OTC Bulletin Board on the trading day immediately preceding the date of the grant of the Gaines Option and the date of the Gaines Stock Option Agreement. The Gaines Option shall vest over the course of one year from the date of its grant, with 50,000 shares exercisable six months from the date of the grant and the remaining 50,000 shares exercisable one year from the date of the grant.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MANCHESTER INC.
                             (Registrant)
April 19, 2006
                             By: /s/ Richard D. Gaines
                                 ------------------------------------
                                 Name: Richard D. Gaines
                                 Title: Acting Principal Executive Officer
                                        Secretary and Director