Form 10QSB/A
period 2006-02-28
MANCHESTER INC
filed 2006-04-20
CIK 1214933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 28, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [_] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,137,500 shares of $0.001 par value common stock outstanding as of April 18, 2006.

Transitional Small Business Disclosure Format (check one): [_] Yes [X] No

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 MANCHESTER INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             INTERIM BALANCE SHEETS

                            (STATED IN U.S. DOLLARS)

                                                FEBRUARY 28,    NOVEMBER 30,
                                                    2006            2005
                                                (UNAUDITED)      (Audited)
----------------------------------------------------------------------------

ASSETS

CURRENT
   Cash and cash equivalents                    $      9,865    $        777
   Refundable deposit                                250,000              --
   Prepaid expenses                                    1,330           1,330
                                                ----------------------------

                                                     261,195           2,107

OFFICE EQUIPMENT, NET                                  5,746              --
                                                ----------------------------

                                                $    266,941    $      2,107
============================================================================

LIABILITIES

CURRENT
   Accounts payable and accrued
     liabilities                                $     30,933    $     10,515
   Advances payable (Note 4)                              --             535
   Notes payable (Note 5)                            449,292          96,361
                                                ----------------------------
                                                     480,225         107,411
                                                ----------------------------

STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK
   Authorized:
       100,000,000 common shares,
          par value $0.001 per share
       10,000,000 preferred shares,
          par value $0.001 per share

   Issued and outstanding:
       33,137,500 common shares                       33,138          33,138

   Additional paid-in capital                         40,312          40,312

DEFICIT ACCUMULATED DURING
  THE EXPLORATION STAGE                             (286,734)       (178,754)
                                                ----------------------------
                                                    (213,284)       (105,304)
                                                ----------------------------
                                                $    266,941    $      2,107
============================================================================


                  The accompanying notes are an integral part
                     of these interim financial statements

                                 MANCHESTER INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------------------------
                                                                                      CUMULATIVE
                                                                                      PERIOD FROM
                                                                                       INCEPTION
                                                                                       AUGUST 27,
                                                           THREE MONTHS ENDED           2002 TO
                                                               FEBRUARY 28,           FEBRUARY 28,
                                                          2006           2005            2006
--------------------------------------------------------------------------------------------------
REVENUE                                               $         --    $         --    $         --
                                                      --------------------------------------------

EXPENSES
     Consulting fees                                        40,000              --          72,510
     Amortization                                              342             342
     Advertising and promotion                                  --              --           3,120
     Interest on notes payable                               3,192              --           8,627
     Mineral property exploration expenditures                  --              --          12,000
     Mineral property option payments                           --              --          10,000
     Office and sundry                                         947           1,316           4,782
     Rent                                                    4,763              --           4,763
     Professional fees                                      53,835           9,649         160,905
     Transfer agent and filing fees                          3,384             650          14,969
     Travel and entertaining                                 1,560              --           1,560
                                                      --------------------------------------------

LOSS BEFORE THE FOLLOWING                                  108,023          11,615         293,578

     Interest earned                                           (43)             --            (279)
     Forgiveness of advances payable                            --              --          (6,565)
                                                      --------------------------------------------

NET LOSS FOR THE PERIOD                               $    107,980    $     11,615    $    286,734
==================================================================================================

BASIC AND DILUTED LOSS PER SHARE                      $      (0.00)   $      (0.00)
==================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           33,137,500      33,137,500
==================================================================================================

                  The accompanying notes are an integral part
                     of these interim financial statements

                                 MANCHESTER INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------------------------
                                                                                      CUMULATIVE
                                                                                      PERIOD FROM
                                                                                       INCEPTION
                                                                                       AUGUST 27,
                                                           THREE MONTHS ENDED           2002 TO
                                                               FEBRUARY 28,           FEBRUARY 28,
                                                          2006           2005            2006
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                          $   (107,980)   $    (11,615)   $   (286,734)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Amortization                                              342              --             342
     Increase in refundable deposit                       (250,000)             --        (250,000)
     Decrease in prepaid expenses                               --          (3,450)         (1,330)
     Increase  (decrease) in accounts payable
       and accrued liabilities                              20,418          (2,401)         31,034
     Increase in accrued interest                            3,192              --           8,627
                                                      --------------------------------------------
     Net cash used in operating activities                (334,028)        (17,466)       (498,061)
                                                      --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                  (6,088)             --          (6,088)
                                                      --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances from notes payable                           349,739           1,323         440,564
     Advances payable                                         (535)                             --
     Share capital issued                                       --              --          73,450
                                                      --------------------------------------------
     Net cash provided by financing activities             349,204           1,323         514,014
                                                      --------------------------------------------


NET INCREASE (DECREASE) IN CASH                              9,088         (16,143)          9,865

CASH AT BEGINNING OF PERIOD                                    777          65,421              --
                                                      --------------------------------------------

CASH AT END OF PERIOD                                 $      9,865    $     49,278    $      9,865
==================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                    $         --    $         --    $         --
     Income taxes paid                                          --              --              --
==================================================================================================


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

      As shown in the accompanying interim financial statements, the Company has incurred a net loss of $286,734 for the period from August 27, 2002 (inception) to February 28, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its "Buy-Here Pay-Here" used car sales businesses. Management has plans to seek additional capital through a private placement and public offering of its common stock. The interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

      f)    Basic and Diluted Loss Per Share

            In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2006, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.    ADVANCES PAYABLE

      Advances payable are unsecured, bear no interest and have no fixed terms of repayment. As of February 28, 2006, $nil (2005 - $535) was owing to a director of the Company.

5.    NOTES PAYABLE

      Notes payable in the amount of $449,292 are repayable upon demand, unsecured and bear interest at 6% per annum. A portion of these notes in the amount of $97,926 is currently being renegotiated to have a fixed repayment date of June 30, 2007.

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

At February 28, 2006, we had total assets of $266,941, consisting of a refundable deposit of $250,000, cash of $9,865 and prepaid expenses of $1,330. At the same date, our total liabilities were $480,225.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.    Description of Exhibits
-----------    -----------------------

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

Reports on Form 8-K
-------------------

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

                                   MANCHESTER INC.
                                       (Registrant)
April 20, 2006

                                   By: /s/ Richard D. Gaines
                                       -----------------------------------------
                                       Name: Richard D. Gaines
                                       Title: Acting Principal Executive Officer
                                              Secretary and Director