Form 10KSB/A
period 2005-11-30
MANCHESTER INC
filed 2006-06-29
CIK 1214933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

      |_| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal period ended: November 30, 2005

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF
            1934
            For the transition period from ________ to _________

                       Commission File Number: 333-102740

                                 MANCHESTER INC.
           (Name of Small Business Issuer as specified in its charter)

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $83,139,375 at January 31, 2006

The Issuer had 33,137,500 shares of Common Stock outstanding as of January 31, 2006.

Documents incorporated by reference: None.

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

                                Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-KSB/A (this "Report") for Manchester Inc. is filed in response to comments on the Annual Report on Form 10-KSB for the fiscal year-ended November 30, 2005, as received by Manchester Inc. from the U.S. Securities and Exchange Commission (the "Commission"). Only those Items which have been revised in response to the Commission's comments have been included herein. Readers are directed to the original filing for all other Items. All information contained in this Report speaks solely as of the fiscal year-ended November 30, 2005, except for information identified as subsequent events. For current information regarding the business of Manchester Inc., please refer to the periodic reports and current reports filed by Manchester Inc. with the Commission in respect of dates after November 30, 2005.

                                TABLE OF CONTENTS
                                -----------------


                                                                                                               PAGE

PART I............................................................................................................4
ITEM 1:  DESCRIPTION OF BUSINESS..................................................................................4
PART II...........................................................................................................6
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................................6
ITEM 7:  FINANCIAL STATEMENTS.....................................................................................8
ITEM 8A: CONTROLS AND PROCEDURES.................................................................................19
PART III.........................................................................................................19
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT.....................................................................................................19
ITEM 13:  EXHIBITS AND REPORTS...................................................................................20
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................................................21
SIGNATURES.......................................................................................................22

PART I

ITEM 1: DESCRIPTION OF BUSINESS

IN GENERAL

We commenced operations as an exploration stage company (the "Company" or "Manchester"). During the fiscal year ended November 30, 2004, we were a party to a mineral property option agreement whereby we could acquire an 80% interest in a total of two mineral claims, comprising 11 claim units located in the Province of Ontario, Canada, known as the Mac South property. The Company discontinued its mining business in 2004 and thereafter commenced plans to engage in the "Buy-Here Pay-Here" automobile business.

On November 12, 2004, we entered into a non-binding letter of intent with PAACO Automotive Group L.P. ("PAACO") providing for our potential acquisition of PAACO's assets related to its "Buy-Here Pay-Here" used car sales business. PAACO subsequently reduced the size and scope of its operations. Therefore we decided not to proceed with acquisition of PAACO's assets.

EMPLOYEES

We have no employees as of the date of this annual report. Subsequent to the date of this Annual Report, the Company engaged Mr. James A. Worosz as Senior Vice President of Finance and Deborah Barnett as an administrative accountant. Mr. Richard Gaines serves as the sole director and Corporate Secretary of the Company. The Company has also engaged several consultants to assist with preparations for the Company's "Buy-Here Pay-Here" automobile business.

RESEARCH AND DEVELOPMENT EXPENDITURES

We did not incur any research and development expenditures during the fiscal year ended November 30, 2005.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

MARKETING AND BRANDING

On June 10, 2005 the Company engaged NextPhase Strategy Marketing Inc. ("NextPhase") to provide the Company with services to increase the Company's position and awareness in the investment community by building its brand image. This was to have included the development of the Company's business cards, preparation of a website which is not yet live, presentation folders, and other materials. NextPhase was to receive $8,988 ($10,700Cdn). As of November 30, 2005 the Company has paid $4,449 ($5,300Cdn) of the amount due pursuant to the contract and certain elements of the contract have been completed valued at $3,119 ($3,745Cdn). Subsequent to the fiscal year end November 30, 2005, Nextphase Strategy Marketing Inc. ("Nextphase") and the Company mutually agreed to discontinue the Nextphase activities on behalf of the Company. The Company and Nextphase have agreed that no further work shall be undertaken by Nextphase on behalf of the Company and no outstanding amounts due on the contract shall be payable by the Company.

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


PART II

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

Management is reviewing various assets for potential acquisition. Specifically, we intend to acquire "Buy-Here Pay-Here" used car sales businesses.

On November 12, 2004, we entered into a non-binding letter of intent with PAACO Automotive Group L.P. ("PAACO") providing for our potential acquisition of PAACO's assets related to its "Buy-Here Pay-Here" used car sales business. PAACO subsequently reduced the size and scope of its operations. Therefore we decided not to proceed with acquisition of PAACO's assets. We are currently in discussions with other prospective acquisition candidates.

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

At November 30, 2005, our assets totalled $2,107 and consisted of cash and cash equivalents of $777 and prepaid expenses of $1,330. Our liabilities totalled $107,411 and consisted of accounts payable and accrued liabilities of $10,515, advances payable of $535 and a note payable of $96,361. The advances were unsecured, non-interest bearing and had no fixed terms of repayment. The note payable, dated as of November 24, 2004 (the "2004 Note"), was issued to Mr. Robert Sim. Mr. Sim is not a related party of the Company. The 2004 Note was unsecured, bore interest at 6% per annum and was repayable on December 24, 2005. The Company was in default with respect to the 2004 Note from December 24, 2005 until June 27, 2006.

Subsequent to the end of the period covered by this report, the Company and Mr. Sim have negotiated and executed a new Note, dated as of June 27, 2006 (the "Amended and Restated Note"), which replaces the 2004 Note. Pursuant to the terms of the Amended and Restated Note, Mr. Sim has waived the Company's default of the 2004 Note. The Amended and Restated Note covers an aggregate of $99,303.73, which is the total capitalized amount of principal and interest owed by the Company to Mr. Sim on May 31, 2006. Pursuant to the Amended and Restated Note, all principal under the 2004 Note, plus Mr. Sim's subsequent loans to the Company shall be deemed to have accrued interest at an annual rate of 6% through May 31, 2006, and thereafter all such amounts shall be aggregated and capitalized into a new note in principal amount of $99,303.73, which as of June 1, 2006 shall accrue interest at an annual rate of 8%. The capitalized principal amount of $99,303.73, plus all interest thereon, will be due and payable by the Company on June 30, 2007. In the event of any default under the Amended and Restated Note, interest due will accrue at an annual rate of 15%. Management does not believe that the default on the 2004 Note and subsequent waiver will have an adverse effect on the Company's ability to finance its operations.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $178,754 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

                                 MANCHESTER INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)

                                                                               NOVEMBER 30
                                                                         2005              2004

ASSETS
CURRENT
   Cash and cash equivalents                                          $     777         $  65,421
   Prepaid expenses                                                   $   1,330               650
                                                                      ---------------------------

                                                                      $   2,107         $  66,071
=================================================================================================

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                           $  10,515         $   5,733
   Advances payable (Note 4)                                                535             7,100
   Note payable, current portion (Note 5)                                96,361                --
                                                                      ---------------------------
                                                                        107,411            12,833

NOTE PAYABLE (Note 5)                                                        --            88,126
                                                                      ---------------------------
                                                                        107,411           100,959
                                                                      ---------------------------

STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK
   Authorized:
     100,000,000 common shares, par value $0.001 per share
       10,000,000 preferred shares, par value $0.001 per share

   Issued and outstanding:
     33,137,500 common shares                                            33,138            33,138

   Additional paid-in capital                                            40,312            40,312

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                       (178,754)         (108,338)
                                                                      ---------------------------
                                                                       (105,304)          (34,888)
                                                                      ---------------------------

                                                                      $   2,107         $  66,071
=================================================================================================

    The accompanying notes are an integral part of these financial statements

                                 MANCHESTER INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)

                                                                                        CUMULATIVE
                                                                                       PERIOD FROM
                                                                                        INCEPTION
                                                                                         AUGUST 27
                                             YEARS ENDED                                  2002 TO
                                             NOVEMBER 30                                NOVEMBER 30
                                                 2005                 2004                  2005
---------------------------------------------------------------------------------------------------
REVENUE                                      $         --         $         --         $         --
                                             ------------------------------------------------------
EXPENSES
Consulting fees                                        --               15,000
                                                                                             32,510
     Advertising and promotion                      3,120                   --                3,120
     Interest on notes payable                      5,334                  101                5,435
     Mineral property exploration
     expenditures                                      --                   --               12,000
     Mineral property option payments                  --                   --               10,000
     Office and sundry                                810                1,649                3,835
     Professional fees                             65,214               30,226              107,070
     Transfer agent and filing fees                 2,739                3,835               11,585
                                             ------------------------------------------------------

LOSS BEFORE THE FOLLOWING                          77,217               50,811              185,555

     Interest earned                                  236                   --                  236
     Forgiveness of advances payable               (6,565)                  --               (6,565)
                                             ------------------------------------------------------

NET LOSS FOR THE PERIOD                      $     70,416         $     50,811         $    178,754
===================================================================================================


BASIC AND DILUTED LOSS PER SHARE             $      (0.00)        $      (0.00)
===================================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                    33,137,500           33,137,500
===================================================================================================

    The accompanying notes are an integral part of these financial statements

                                 MANCHESTER INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)

                                                                                           CUMULATIVE
                                                                                           PERIOD FROM
                                                                                            INCEPTION
                                                                                            AUGUST 27
                                                                  YEARS ENDED                 2002 TO
                                                                  NOVEMBER 30              NOVEMBER 30
                                                            2005              2004             2005
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                            $ (70,416)        $ (50,811)        $(178,754)

ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH USED BY OPERATING ACTIVITIES
     Prepaid expenses                                        (680)             (650)           (1,330)
     Accounts payable and accrued liabilities               4,782             1,354            10,616
     Accrued interest                                       5,334                --             5,435
     Forgiveness of advances payable                       (6,565)            7,100               535
                                                        ---------------------------------------------

                                                          (67,545)          (43,007)         (163,498)
                                                        ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances from note payable                             2,901            88,025            90,825
                                                        ---------------------------------------------
     Share capital issued                                      --                --            73,450

                                                        ---------------------------------------------
                                                            2,901            88,025           164,275
                                                        ---------------------------------------------


INCREASE (DECREASE) IN CASH                               (64,644)           45,018               777

CASH, BEGINNING OF PERIOD                                  65,421            20,403                --
                                                        ---------------------------------------------


CASH, END OF PERIOD                                     $     777         $  65,421         $     777
=====================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                      $      --         $      --         $      --
     Income taxes paid                                         --                --                --
=====================================================================================================

    The accompanying notes are an integral part of these financial statements

                                 MANCHESTER INC.
                         (AN EXPLORATION STAGE COMPANY)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

       FOR THE PERIOD FROM INCEPTION, AUGUST 27, 2002 TO NOVEMBER 30, 2005
                            (STATED IN U.S. DOLLARS)

                                          COMMON STOCK                                 DEFICIT
                                  ---------------------------------------------------ACCUMULATED
                                                                     ADDITIONAL       DURING THE
                                                                       PAID-IN       EXPLORATION
                                    SHARES            AMOUNT           CAPITAL           STAGE             TOTAL
                                  ---------------------------------------------------------------------------------
Opening balance, August 27,
2002                                      --       $        --      $        --       $        --       $        --

September 2002 - Shares
issued for cash at $0.001         13,200,000            13,200          (12,000)               --             1,200

October 2002 - Shares
issued for cash at $0.01          17,600,000            17,600           (1,600)               --            16,000

October 2002 - Shares
issued for cash at $0.25           2,200,000             2,200           47,800                --            50,000

November 2002 - Shares
issued for cash at $0.50             137,500               138            6,112                --             6,250

Net loss for the period                   --                --               --
                                                                                          (21,410)          (21,410)
                                  ---------------------------------------------------------------------------------


Balance, November 30, 2002        33,137,500            33,138           40,312           (21,410)           52,040

Net loss for the year                     --                --               --           (36,117)          (36,117)
                                  ---------------------------------------------------------------------------------


Balance, November 30, 2003        33,137,500            33,138           40,312           (57,527)           15,923

Net loss for the year                     --                --               --           (50,811)          (50,811)
                                  ---------------------------------------------------------------------------------


Balance, November 30, 2004        33,137,500            33,138           40,312          (108,338)          (34,888)

Net loss for the year                     --                --               --           (70,416)          (70,416)
                                  ---------------------------------------------------------------------------------


Balance, November 30, 2005        33,137,500       $    33,138      $    40,312       $  (178,754)      $  (105,304)
===================================================================================================================

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


2.    SIGNIFICANT ACCOUNTING POLICIES

      The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

      In order to earn its interests, the Company made a cash payment totaling $8,000 on signing and must incur exploration expenditures totaling $209,800, of which $23,800 must be incurred by April 30, 2004. The Company has not completed the necessary exploration expenditures by April 30, 2004 and the option agreement was allowed to lapse.

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


5.    NOTE PAYABLE

      The note payable is unsecured and bears interest at 6% per annum. The full principal plus interest is repayable on December 24, 2005. The Company is in default with respect to this note. The lender who issued this note is not an affiliate of the Company. Subsequent to the date of this report, the lender waved such default. See Note 8 Subsequent Events.


6.    COMMITMENTS

      On June 10, 2005 the Company entered into an agreement for the development of a branded suite of materials, including website, corporate identity and presentation materials at a cost of $8,988 ($10,700Cdn) with Nextphase Strategy Marketing Inc.

      As of November 30, 2005 the Company has paid $4,449 ($5,300Cdn) of the amount due pursuant to the contract and certain elements of the contract have been completed valued at $3,119 ($3,745Cdn). Subsequent to the date of this report, the Company and Nextphase have agreed that no further work shall be undertaken by Nextphase on behalf of the Company and no outstanding amounts due on the contract shall be payable by the Company. See Note 8 Subsequent Events.


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

                                 MANCHESTER INC.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2005 AND 2004
                            (STATED IN U.S. DOLLARS)


8.    SUBSEQUENT EVENTS

      On June 27, 2006 the Company and Mr. Robert Sim executed an amendment and restatement of the 2004 Note (the "Amended and Restated Note"). The original note payable (the "2004 Note"), was issued to Mr. Robert Sim and dated as of November 24, 2004. Mr. Sim is not a related party of the Company. The 2004 Note was unsecured, bore interest at 6% per annum and was due and payable on December 24, 2005. The Company was in default with respect to the 2004 Note from December 24, 2005 until June 27, 2006. Under the terms of the Amended and Restated Note, Mr. Sim has waived the Company's default of the 2004 Note. Pursuant to the Amended and Restated Note, all principal under the 2004 Note, plus Mr. Sim's subsequent loans to the Company shall be deemed to have accrued interest at an annual rate of 6% through May 31, 2006, and thereafter all such amounts shall be aggregated and capitalized into a new note in principal amount of $99,303.73, which as of June 1, 2006 shall accrue interest at an annual rate of 8%. The capitalized principal amount of $99,303.73, plus all interest thereon, will be due and payable by the Company on June 30, 2007. In the event of any default under the Amended and Restated Note, interest due will accrue at an annual rate of 15%. Management does not believe that the default on the 2004 Note and subsequent waiver will have an adverse effect on the Company's ability to finance its operations.

      Subsequent to the fiscal year end November 30, 2005, Nextphase Strategy Marketing Inc. ("Nextphase") and the Company mutually agreed to discontinue the Nextphase activities on behalf of the Company. The Company and Nextphase have agreed that no further work shall be undertaken by Nextphase on behalf of the Company and no outstanding amounts due on the contract shall be payable by the Company. The Company and Nextphase may work together in the future.

ITEM 8A: CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Acting Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on their evaluation, the Company's Acting Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Acting Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions on required disclosures and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

CODE OF ETHICS

The Company has not yet adopted a Code of Ethics, but intends to do so during the third quarter of 2006.

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

* Originally filed as exhibits to our registration statements on Form SB-2, as amended, filed on January 27, 2003 and October 14, 2003

Reports on Form 8-K

We filed a current report on Form 8-K on October 31, 2005 disclosing the Company moving its headquarters to 100 Crescent Court, 7th Floor, Dallas, Texas 75201 in order to be better situated to deal with the prospective acquisition of "Buy-Here Pay-Here" used car market operations.

We also filed a current report on Form 8-K on December 6, 2005 disclosing an appointment of Richard Gaines as a Corporate Secretary of the Company.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's financial statements for the fiscal years ended November 30, 2004 and November 30, 2005 were audited by Morgan & Company.

AUDIT FEES

The aggregate fees of Morgan & Company for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended November 30, 2004 totaled $4,100. The aggregate fees of Morgan & Company for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended November 30, 2005 totaled $5,600.

AUDIT-RELATED FEES

The aggregate fees billed by Morgan & Company for audit related services for the fiscal year ended November 30, 2004, and which are not disclosed in "Audit Fees" above, were $0. The aggregate fees billed by Morgan & Company for audit related services for the fiscal year ended November 30, 2005, and which are not disclosed in "Audit Fees" above, were $0.

TAX FEES

The aggregate fees billed by Morgan & Company for tax compliance for the fiscal year ended November 30, 2004 was $0. The aggregate fees billed by Morgan & Company for tax compliance for the fiscal year ended November 30, 2005 was $0.

ALL OTHER FEES

The aggregate fees billed by Morgan & Company or services other than those described above, for the year ended November 30, 2004, were $0. The aggregate fees billed by Morgan & Company or services other than those described above, for the year ended November 30, 2005, were $0.

AUDIT COMMITTEE PRE-APPROVAL POLICIES

Our Board of Directors reviewed the audit and non-audit services rendered by Morgan & Company during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors' independence from us.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MANCHESTER INC.
June 29, 2006
                             By:  /s/ Richard Gaines
                                  ----------------------------------------------
                                  Name:   Richard Gaines
                                  Title:  Acting Principal Executive Officer
                                          Acting Principal Financial Officer and
                                          Acting Principal Accounting Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  /s/ Richard Gaines
                                  Name:   Richard Gaines
                                  Title:  Corporate Secretary and Director
                                  Dated:  June 29, 2006