Form 10QSB/A
period 2006-02-28
MANCHESTER INC
filed 2006-06-30
CIK 1214933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 2)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: February 28, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,137,500 shares of $0.001 par value common stock outstanding as of June 27, 2006.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                Explanatory Note

This Amendment No. 2 to the Quarterly Report on Form 10-QSB/A (this "Report") for Manchester Inc. is filed in response to comments on Amendment No.1 to the Quarterly Report on Form 10-QSB for the Fiscal quarter-ended February 28, 2006, as received by Manchester Inc. from the U.S. Securities and Exchange Commission (the "Commission"). Only those Items which have been revised in response to the Commission's comments have been included herein. Readers are directed to Amendment No. 1 for all other Items. All information contained in this Report speaks solely as of the fiscal quarter-ended February 28, 2006, except for information identified as subsequent events. For current information regarding the business of Manchester Inc., please refer to the periodic reports and current reports filed by Manchester Inc. with the Commission in respect of dates after February 28, 2006.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 MANCHESTER INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             INTERIM BALANCE SHEETS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                                                       FEBRUARY 28,  NOVEMBER 30,
                                                                          2006           2005
------------------------------------------------------------------------------------------------

ASSETS
CURRENT
     Cash and cash equivalents                                         $   9,865       $     777
     Refundable deposit                                                  250,000              --
     Prepaid expenses                                                      1,330           1,330
                                                                       -------------------------
                                                                         261,195           2,107

OFFICE EQUIPMENT, NET                                                      5,746              --
                                                                       -------------------------

                                                                       $ 266,941       $   2,107
================================================================================================

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                          $  30,933       $  10,515
     Advances payable (Note 4)                                                --             535
     Notes payable (Note 5)                                              449,292          96,361
                                                                       -------------------------
                                                                         480,225         107,411
                                                                       -------------------------

STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK
     Authorized:
         100,000,000 common shares, par value $0.001 per share
          10,000,000 preferred shares, par value $0.001 per share

     Issued and outstanding:
           33,137,500 common shares                                       33,138          33,138

     Additional paid-in capital                                           40,312          40,312

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                        (286,734)       (178,754)
                                                                       -------------------------
                                                                        (213,284)       (105,304)
                                                                       -------------------------

                                                                       $ 266,941       $   2,107
================================================================================================

              The accompanying notes are an integral part of these
                          interim financial statements

                                 MANCHESTER INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

-----------------------------------------------------------------------------------------------------
                                                                                          CUMULATIVE
                                                                                         PERIOD FROM
                                                                                          INCEPTION
                                                                                          AUGUST 27
                                                         THREE MONTHS ENDED                 2002 TO
                                                             FEBRUARY 28,                 FEBRUARY 28,
                                                        2006              2005               2006
-----------------------------------------------------------------------------------------------------
REVENUE                                            $         --       $         --       $         --

EXPENSES
    Consulting fees                                      40,000                 --             72,510
    Amortization                                            342                                   342
    Advertising and promotion                                --                 --              3,120
    Interest on notes payable                             3,192                 --              8,627
    Mineral property exploration expenditures                --                 --             12,000
    Mineral property option payments                         --                 --             10,000
    Office and sundry                                       947              1,316              4,782
    Rent                                                  4,763                 --              4,763
    Professional fees                                    53,835              9,649            160,905
    Transfer agent and filing fees                        3,384                650             14,969
    Travel and entertaining                               1,560                 --              1,560
                                                   --------------------------------------------------

LOSS BEFORE THE FOLLOWING                               108,023             11,615            293,578
    Interest earned                                         (43)                --               (279)
    Forgiveness of advances                                  --                 --             (6,565)
                                                   --------------------------------------------------

NET LOSS FOR THE PERIOD                            $    107,980       $     11,615       $    286,734
=====================================================================================================

BASIC AND DILUTED LOSS PER SHARE                   $      (0.00)      $      (0.00)
==================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        33,137,500         33,137,500
==================================================================================

              The accompanying notes are an integral part of these
                          interim financial statements

                                 MANCHESTER INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------
                                                                                      CUMULATIVE
                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                                                       AUGUST 27
                                                          THREE MONTHS ENDED            2002 TO
                                                             FEBRUARY 28,             FEBRUARY 28,
                                                         2006            2005            2006
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                            $(107,980)      $ (11,615)      $(286,734)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Amortization                                             342              --             342
   Increase in refundable deposit                      (250,000)             --        (250,000)
   Decrease in prepaid expenses (Note 6)                     --          (3,450)         (1,330)
   Increase (decrease) in accounts payable and
   accrued liabilities                                   20,418          (2,401)         31,034
   Increase in accrued interest                           3,192              --           8,627
                                                       ----------------------------------------
   Net cash used in operating activities               (334,028)        (17,466)       (498,061)
                                                       ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                 (6,088)             --          (6,088)
                                                       ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from notes payable                         349,739           1,323         440,564
    Advances payable                                       (535)                             --
    Shared capital issued                                    --              --          73,450
                                                       ----------------------------------------
    Net cash provided by financing activities           349,204           1,323         514,014
                                                       ----------------------------------------

NET INCREASE (DECREASE) IN CASH                           9,088         (16,143)          9,865

CASH AT BEGINNING OF PERIOD                                 777          65,421              --
                                                       ----------------------------------------

CASH AT END OF PERIOD                                 $   9,865       $  49,278       $   9,865
===============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                     $      --       $      --       $      --
    Income taxes paid                                        --              --              --
===============================================================================================

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

              Computer Equipment                  30% straight line

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

                                 MANCHESTER INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                           FEBRUARY 28, 2006 AND 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


5.    NOTES PAYABLE

      As of February 28, 2006, notes payable in the amount of $449,292 were outstanding, unsecured and bore interest at 6% per annum. One note payable, dated as of November 24, 2004 (the "2004 Note"), was to Mr. Robert Sim. Mr. Sim is not a related party of the Company. The 2004 Note was unsecured, bore interest at 6% per annum and was repayable on December 24, 2005. The Company was in default with respect to the 2004 Note from December 24, 2005 until June 27, 2006. As of February 28, 2006, the amount of the principal and accrued interest on the 2004 Note was $97,926.54.

      Subsequent to the end of the period covered by this report, the Company and Mr. Sim have negotiated and executed a new note, dated as of June 27, 2006 (the "Amended and Restated Note"), which replaces the 2004 Note. Mr. Sim has waived the Company's default of the 2004 Note. See Note 8, Subsequent Events.

      As of February 28, 2006, the Company had three notes outstanding to Brazos Equities LLC in the amounts of $19,000, $40,000 and $290,000. Brazos Equities LLC is not a related party to the Company. With accrued interest, the total amount owed by the Company to Brazos Equities LLC was $351,365.46. These notes are unsecured, bear interest at 6% and are payable on demand.

6.    REFUNDABLE DEPOSIT

      The Company paid a $250,000 refundable deposit (the "Deposit") to Surge Capital ("Surge") for the purpose of assuring coverage of future fees, costs, expenses and disbursements expected to be incurred by Surge in connection with Surge's consideration of providing the Company with a senior secured revolving financing facility ("Due Diligence Expenses"). The Company may pay such Due Diligence Expenses directly or Surge will withdraw amounts from the Deposit to cover the Due Diligence Expenses as such expenses are incurred. In the event Surge does not enter into a financing facility with the Company for any reason, Surge shall return the balance of any unused amounts from the Deposit to the Company.

7.    COMMITMENTS

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

                                 MANCHESTER INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                           FEBRUARY 28, 2006 AND 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


8.    SUBSEQUENT EVENTS

      a) Subsequent to February 28, 2006, the Company entered into a consulting contract with an individual to provide financial and administrative services that expires March 31, 2008. Over the term of the contract the Company will pay a contractual fee of $25,000 per month.

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

      e) Effective March 1, 2006, the Company adopted the Financial Accounting Standards Board's revised Statement of Financial Accounting Standards No. 123 (FAS 123R), "Share-based Payment." FAS 123R that requires compensation costs related to share-based payments (stock options) to be recognized in the income statement over the requisite service and vesting periods. The amount of the compensation cost is to be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective for awards granted or modified after the date of adoption.

      f) On June 27, 2006 the Company and Mr. Robert Sim executed an amendment and restatement of the 2004 Note (the "Amended and Restated Note"). The note payable, dated as of November 24, 2004 (the "2004 Note"), was issued to Mr. Robert Sim. Mr. Sim is not a related party of the Company. The 2004 Note was unsecured, bore interest at 6% per annum and was repayable on December 24, 2005. The Company was in default with respect to the 2004 Note from December 24, 2005 until June 27, 2006. Under the terms of the Amended and Restated Note, Mr. Sim has waived the Company's default of the 2004 Note. Pursuant to the Amended and Restated Note, all principal under the 2004 Note, plus Mr. Sim's subsequent loans to the Company shall be deemed to have accrued interest at an annual rate of 6% through May 31, 2006, and thereafter all such amounts shall be aggregated and capitalized into a new note in principal amount of $99,303.73, which as of June 1, 2006 shall accrue interest at an annual rate of 8%. The capitalized principal amount of $99,303.73, plus all interest thereon, will be due and payable by the Company on June 30, 2007. In the event of any default under the Amended and Restated Note, interest due will accrue at an annual rate of 15%. Management does not believe that the default on the 2004 Note and subsequent waiver will have an adverse effect on the Company's ability to finance its operations.

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

The Company paid a $250,000 refundable deposit (the "Deposit") to Surge Capital ("Surge") for the purpose of assuring coverage of future fees, costs, expenses and disbursements expected to be incurred by Surge in connection with Surge's consideration of providing the Company with a senior secured revolving financing facility ("Due Diligence Expenses"). The Company may pay such Due Diligence Expenses directly or Surge will withdraw amounts from the Deposit to cover the Due Diligence Expenses as such expenses are incurred. In the event Surge does not enter into a financing facility with the Company for any reason, Surge shall return the balance of any unused amounts from the Deposit to the Company. The Company believes that it will close the senior secured revolving financing facility with Surge very shortly, however, there can be no assurance of closing until the completion of due diligence by Surge and execution of definitive documentation by the Company and Surge. The senior secured revolving financing facility would permit the Company to activate its business plan to acquire and operate "Buy-Here Pay-Here" automobile businesses.

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

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.       Description of Exhibits
-----------       -----------------------

Exhibit 10.3 Promissory Note issued by Manchester Inc. to Brazos Equities LLC in the amount of $19,600.

Exhibit 10.4 Promissory Note issued by Manchester Inc. to Brazos Equities LLC in the amount of $40,000.

Exhibit 10.5 Promissory Note issued by Manchester Inc. to Brazos Equities LLC in the amount of $290,000.

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

The Company filed a Report on Form 8-K on February 27, 2006, disclosing that the Company has appointed Mr. Richard D. Gaines, Esq., to the Company's Board of Directors in addition to his position as Corporate Secretary. In addition, it was disclosed that Mr. Paul Minichiello has resigned as a director and officer of the Company. It was also disclosed that Mr. Norman R. Thoennes, CPA, has been appointed as a consultant.

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

Effective March 1, 2006, the Company adopted the Financial Accounting Standards Board's revised Statement of Financial Accounting Standards No. 123 (FAS 123R), "Share-based Payment." FAS 123R that requires compensation costs related to share-based payments (stock options) to be recognized in the income statement over the requisite service and vesting periods. The amount of the compensation cost is to be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective for awards granted or modified after the date of adoption.


                                      # # #

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MANCHESTER INC.
                                 (Registrant)
June 28, 2006

                                 By: /s/ Richard D. Gaines
                                     ------------------------------------------
                                     Name:   Richard D. Gaines
                                     Title:  Acting Principal Executive Officer
                                             Secretary and Director