Form 10-Q
period 2006-05-31
MANCHESTER INC
filed 2006-07-17
CIK 1214933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: May 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to _________

                       Commission File Number: 000-50477


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

                                 (866) 230-1805
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No

Indicate by check mark whether the registrant is a Large Accelerated Filer, an Accelerated Filer, or a Non-Accelerated Filer. See definitions of "Accelerated Filer and Large Accelerated Filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|    Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
|X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,137,500 shares of $0.001 par value common stock outstanding as of June 28, 2006.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MANCHESTER INC.
                          (A Development Stage Company)

                             INTERIM BALANCE SHEETS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                                              MAY 31,              NOVEMBER 30,
                                                                               2006                   2005
                                                                        --------------------   ---------------------
ASSETS

Current Assets
Cash and cash equivalents                                                 $         115,796      $              777
Refundable deposit (Note 4)                                                         250,000                       -
Prepaid expenses                                                                     11,500                   1,330
Other current assets                                                                  3,024                       -
                                                                            ----------------       -----------------

                  Total Current Assets                                              380,320                   2,107

Office Equipment, net                                                                13,093                       -
Deferred acquisition costs                                                          206,927                       -
                                                                            ----------------       -----------------

                  Total Assets                                            $         600,340      $            2,107
                                                                            ================       =================

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities                                  $         101,851      $           10,515
Accrued interest                                                                     14,160                   5,435
Advances payable (Note 5)                                                                 -                     535
Current portion notes payable (Note 6)                                              799,600                  90,926
                                                                            ----------------       -----------------

                  Total Current Liabilities                                         915,611                 107,411

Long-term portion notes payable (Note 6)                                             91,064                       -
                                                                            ----------------       -----------------

                  Total Liabilities                                               1,006,675                 107,411
                                                                            ----------------       -----------------

STOCKHOLDERS' DEFICIENCY

Capital Stock
Authorized:
     100,000,000 common shares, par value $0.001 per share
       10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
      33,137,500 common shares                                                       33,138                  33,138

Additional paid-in capital                                                          157,712                  40,312

Deficit Accumulated During The Development Stage                                   (597,185)               (178,754)
                                                                            ----------------       -----------------

                 Total Stockholders' Deficiency                                    (406,335)               (105,304)
                                                                            ----------------       -----------------

                 Total Liabilities and Stockholders Deficiency            $         600,340      $            2,107
                                                                            ================       =================

The accompanying notes are an integral part of these interim financial statements


                                 MANCHESTER INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                                                                                      CUMULATIVE
                                                                                                                      PERIOD FROM
                                                                                                                       INCEPTION
                                               THREE MONTHS ENDED                     SIX MONTHS ENDED                AUGUST 27,
                                                       MAY 31,                              MAY 31,                     2002 TO
                                              2006               2005               2006               2005          MAY 31, 2006
                                         ---------------    ----------------   ---------------    ----------------  ----------------

Revenue                                  $            -   $               -    $            -     $             -   $             -
                                         ---------------    ----------------   ---------------    ----------------  ----------------

Expenses
Compensation and benefits                       254,689                   -           254,689                   -           254,689
Consulting fees                                   4,275                   -            44,275                   -            76,785
Depreciation                                        969                   -             1,311                   -             1,311
Advertising and promotion                           499                   -               499                   -             3,619
Interest on notes payable                         5,532               1,321             8,724               2,644            14,159
Mineral property exploration expenditures             -                   -                 -                   -            12,000
Mineral property option payments                      -                   -                 -                   -            10,000
Office and sundry                                 1,951                  30             2,898                 102             6,733
Rent                                              5,352                   -            10,115                   -            10,115
Professional fees                                30,582              22,330            84,417              31,979           191,487
Transfer agent and filing fees                      710               1,950             4,094               2,600            15,679
Travel and entertaining                           5,900                   -             7,460                   -             7,460
                                         ---------------    ----------------   ---------------    ----------------  ----------------

Loss before the following                       310,459              25,631           418,482              37,325           604,037

Interest earned                                      (8)                (67)              (51)               (146)             (287)
Forgiveness of advances payable                       -                   -                 -                   -            (6,565)
                                         ---------------    ----------------   ---------------    ----------------  ----------------

Net Loss For The Period                  $      310,451     $        25,564    $      418,431     $        37,179           597,185
                                         ===============    ================   ===============    ================  ================


Basic And Diluted Loss Per Share         $        (0.01)    $         (0.00)   $        (0.01)    $         (0.00)  $         (0.02)
                                         ===============    ================   ===============    ================  ================


Weighted Average Number Of Shares
 Outstanding                                 33,137,500          33,137,500        33,137,500          33,137,500        33,137,500
                                         ===============    ================   ===============    ================  ================


The accompanying notes are an integral part of these interim financial statements


                                 MANCHESTER INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                                                                                       CUMULATIVE
                                                                                                                      PERIOD FROM
                                                                                                                       INCEPTION
                                                              THREE MONTHS ENDED             SIX MONTHS ENDED          AUGUST 27,
                                                                    MAY 31,                       MAY 31,               2002 TO
                                                              2006           2005           2006          2005        MAY 31, 2006
                                                           ------------    ----------     ----------   -----------    -------------
Cash Flows From Operating Activities
     Net loss for the period                             $    (310,451)  $   (25,564)   $  (418,431) $    (37,179)  $     (597,185)

Adjustments To Reconcile Net Loss To Net Cash
Provided By (Used In) Operating Activities


Depreciation                                                       969             -          1,311             -            1,311
Increase in refundable deposit                                       -             -       (250,000)            -         (250,000)
(Increase) decrease in prepaid expenses                        (10,170)        4,100        (10,170)          650          (11,500)
Increase in other current assets                                (3,024)            -         (3,024)            -           (3,024)
Increase (decrease) in accounts payable and accrued liabilities 70,918         2,384         91,336           (17)         101,851
Increase in accrued interest                                     5,533         1,321          8,725         2,644           14,160
                                                           ------------    ----------     ----------   -----------    -------------
      Net cash used in operating activities                   (246,225)      (17,759)      (580,253)      (33,902)        (744,387)
                                                           ------------    ----------     ----------   -----------    -------------

Cash Flows From Investing Activities
Purchase of office equipment                                    (8,316)            -        (14,404)            -          (14,404)
Increase in deferred acquisition costs                        (206,927)            -       (206,927)            -         (206,927)
                                                           ------------    ----------     ----------   -----------    -------------
      Net cash used by investment activities                  (215,243)            -       (221,331)            -         (221,331)
                                                           ------------    ----------     ----------   -----------    -------------


Cash Flows From Financing Activities
Advances from notes payable                                    449,999             -        799,738             -          890,664
Advances payable                                                     -             -           (535)            -                -
Share capital issued                                           117,400             -        117,400             -          190,850
                                                           ------------    ----------     ----------   -----------    -------------
      Net cash provided by financing activities                567,399             -        916,603             -        1,081,514
                                                           ------------    ----------     ----------   -----------    -------------

Net Increase (Decrease) In Cash                                105,931       (17,759)       115,019       (33,902)         115,796

Cash at beginning of period                                      9,865        49,278            777        65,421                -
                                                           ------------    ----------     ----------   -----------    -------------

Cash at end of period                                    $     115,796   $    31,519    $   115,796  $     31,519   $      115,796
                                                           ============    ==========     ==========   ===========    =============

Supplemental Disclosure Of Cash Flow Information
Interest paid                                            $           -   $         -    $         -  $          -   $            -
Income taxes paid                                                    -             -              -             -                -
                                                           ============    ==========     ==========   ===========    =============

The accompanying notes are an integral part of these interim financial statements



                                 MANCHESTER INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                              MAY 31, 2006 AND 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


1.    BASIS OF PRESENTATION

      The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended November 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's audited financial statements for the fiscal year ended November 30, 2005, has been omitted. The results of operations for the three-month and six-month periods ended May 31, 2006 are not necessarily indicative of results for the entire year ending November 30, 2006.

2.    NATURE OF OPERATIONS

      a) Organization

         The Company was incorporated in the State of Nevada, U.S.A., on August 27, 2002. The Company was a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. The Company had previously been in the mining and exploration stage since its formation and has not yet realized any revenues from its planned operations. It was primarily engaged in the acquisition and exploration of mining properties. The Company plans on changing its focus to acquire and manage "Buy-Here, Pay-Here" automobile dealerships.

      b) Going Concern

         The accompanying interim financial statements have been prepared assuming the Company will continue as a going concern.

         As shown in the accompanying interim financial statements, the Company has incurred a net loss of $597,185 for the period from August 27, 2002 (inception) to May 31, 2006, and has no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of the "Buy-Here, Pay-Here" automobile dealership business. The Management has plans to seek additional capital through a private placement and public offering of its common stock. The interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                 MANCHESTER INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                              MAY 31, 2006 AND 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


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

      The interim financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

      a) Organizational and Start Up Costs

         Costs of start up activities, including organizational costs, are expensed as incurred. Acquisition costs to acquire "Buy-Here, Pay-Here" automobile dealerships are capitalized.

      b) Office Equipment

         Office Equipment is recorded at cost and is depreciated over its estimated useful life at the following rate:

                  Office Equipment                   3 years straight line.

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

         The Company's functional currency is the U.S. dollar. Foreign currency balances are translated into U.S. dollars as follows:

            i)  monetary items at the rate prevailing at the balance sheet date;
            ii) non-monetary items at the historical exchange rate;
            iii)revenue and expense at the rate in effect at the time of the transaction.

                                 MANCHESTER INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                              MAY 31, 2006 AND 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      f) Stock Option Plan

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

      g) Basic and Diluted Loss Per Share

         In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2006, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

5.    ADVANCES PAYABLE

      Advances payable are unsecured, bear no interest and have no fixed terms of repayment. As of May 31, 2006, $nil (2005 - $535) was owing to a director of the Company.

                                 MANCHESTER INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                              MAY 31, 2006 AND 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



6.    NOTES PAYABLE

      As of May 31, 2006, notes payable in the amount of $890,664 were outstanding, unsecured and bore interest at 6% per annum. One note payable, dated as of November 24, 2004 (the "2004 Note"), was to Mr. Robert Sim. Mr. Sim is not a related party of the Company. The 2004 Note was unsecured, bore interest at 6% per annum and was repayable on December 24, 2005. The Company was in default with respect to the 2004 Note from December 24, 2005 until June 27, 2006. As of May 31, 2006, the amount of the principal and accrued interest on the 2004 Note was $99,304.

      Subsequent to the end of the period covered by this report, the Company and Mr. Sim have negotiated and executed a new note, dated as of June 27, 2006 (the "Amended and Restated Note"), which replaces the 2004 Note. Mr. Sim has waived the Company's default of the 2004 Note. The Amended and Restated Note has a fixed repayment date of June 30, 2007. See Note 8, Subsequent Events.

      As of May 31, 2006, the Company had eight notes outstanding to Brazos Equities LLC in the amounts of $19,000, $40,000, $290,000, $50,000,
      $100,000, $100,000, $150,000 and $50,000. Brazos Equities LLC is not a
      related party to the Company. With accrued interest, the total amount owed by the Company to Brazos Equities LLC was $805,520. These notes are unsecured, bear interest at 6% and are payable on demand.


                                             MAY 31,             NOVEMBER 30,
                                              2006                 2005
                                       -----------------    -------------------

Current portion notes payable:
Brazos Equities LLC                    $        799,600     $                -
Mr. Robert Sim                                        -                 90,926
                                         ---------------      -----------------
Total current portion notes payable             799,600                 90,926

Long-term portion notes payable:
Mr. Robert Sim                                   91,064                      -
                                         ---------------      -----------------

Total notes payable                    $        890,664     $           90,926
                                         ===============      =================

                                 MANCHESTER INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                              MAY 31, 2006 AND 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


7.    STOCK OPTIONS

      The following table summarizes information about stock options for the three months ended May 31, 2006.



                                                              Average
                                                             Exercise
                                                               Price             Shares exercisable per year
Stock options:                                     Shares    per Share     2006        2007        2008        2009
                                                                        -----------------------------------------------
Exercisable at May 31, 2006                           50,000     $ 2.35      50,000
Remaining options to be vested                       500,000     $ 2.17     125,000     208,333      83,333     83,334
                                                 ------------           -----------------------------------------------
Total shares outstanding at May 31, 2006             550,000     $ 2.19     175,000     208,333      83,333     83,334
                                                 ============           ===============================================

      The estimate weighted average fair value of options granted using the Black-Scholes option-pricing model was $2.35 per share for the six months ended May 31, 2006. The total compensation expense recorded for the three months ended May 31, 2006 as a result of Financial Accounting Standards No. 123 (FAS 123R), "Share-based Payment" FAS 123R was $117,400. There were no options outstanding at May 31, 2005.


Assumptions:                                        Particulars
                                                    -------------
Dividend yield                                                - %
Risk-free interest rate                                    4.74 %
Expected volatility                                       98.09 %
Expected life                                           2 years


8.    SUBSEQUENT EVENTS

      a) A note payable (the "2004 Note"), was issued to Mr. Robert Sim as of November 24, 2004. Mr. Sim is not a related party of the Company. The 2004 Note was unsecured, bore interest at 6% per annum and was repayable on December 24, 2005. The Company was in default with respect to the 2004 Note from December 24, 2005 until June 27, 2006. On June 27, 2006 the Company and Mr. Robert Sim executed an amendment and restatement of the 2004 Note (the "Amended and Restated Note"). Under the terms of the Amended and Restated Note, Mr. Sim has waived the Company's default of the 2004 Note. Pursuant to the Amended and Restated Note, all principal under the 2004 Note, plus Mr. Sim's subsequent loans to the Company shall be deemed to have accrued interest at an annual rate of 6% through May 31, 2006, and thereafter all such amounts shall be aggregated and capitalized into a new note in principal amount of $99,303.73, which as of June 1, 2006 shall accrue interest at an annual rate of 8%. The capitalized principal amount of $99,304, plus all interest thereon, will be due and payable by the Company on June 30, 2007. In the event of any default under the Amended and Restated Note, interest due will accrue at an annual rate of 15%. Management does not believe that the default on the 2004 Note and subsequent waiver will have an adverse effect on the Company's ability to finance its operations.

                                 MANCHESTER INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                              MAY 31, 2006 AND 2005
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



8.    SUBSEQUENT EVENTS (CONTINUED)

      b) Subsequent to May 31, 2006, the Company received additional advances in the amount of $208,500 which are unsecured and bear interest at 6% per annum. The Company expects to obtain additional short term financing during the foreseeable future.

      c) On June 20, 2006 the Company secured an aggregate of $30 million of directors' and officers' insurance from a group of insurers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion of the financial condition and plan of operations of Manchester Inc. (referred to herein as the "Company," and "we") should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended May 31, 2006 (this "Report"). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

PLAN OF OPERATION

The Company commenced operations as an exploration stage company. The Company ceased pursuing opportunities in that field upon the lapse of certain mineral rights options in October 2004.

The Company then changed its business plan. The Company intends to acquire and operate "Buy-Here Pay-Here" automobile dealership businesses. The Company currently is in negotiations to acquire an entity or entities in that field of operations.

In the event of an acquisition by the Company, the Company will require additional funding to cover the acquisition costs.

LIQUIDITY

At May 31, 2006, the Company had cash of $115,796.

CAPITAL RESOURCES

At May 31, 2006, we had total liabilities of $1,006,675, of which $890,664 were notes payable. The Company is currently negotiating third-party financing for purposes of both expanding its business and re-paying these liabilities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2006

We did not earn any revenues during the three-month period ending May 31, 2006. We incurred net operating losses in the amount of $310,451 for the three-month period ended May 31, 2006, as compared to $25,564 of net operating losses for the comparable period of the last fiscal year. The increase in net losses in the amount of $284,887 resulted primarily from increases in compensation and benefits, professional fees and consulting fees. The compensation and benefits were incurred as the Company secured professional management personnel during the three months ended May 31, 2006 to prepare the Company for the planned acquisitions of the "Buy-Here, Pay-Here" automobile dealership business.

Our operating expenses were comprised of compensation and benefits of $254,689, professional fees of $30,582, interest on notes payable of $5,532, rent of $5,352, consulting fees of $4,275, and total other expenses of $10,029. The compensation and benefits amount includes $117,400 attributed to the average fair value of the stock options granted.

At May 31, 2006, we had total assets of $600,340, consisting of a refundable deposit of $250,000, deferred acquisition costs of $206,927, cash of $115,796, office equipment net of accumulated depreciation of $13,093, prepaid expenses of $11,500, and other current assets of $3,024. At the same date, our total liabilities were $1,006,675 of which $890,664 were notes payable.

The Company paid a $250,000 refundable deposit (the "Deposit") to Surge Capital ("Surge") for the purpose of assuring coverage of future fees, costs, expenses and disbursements expected to be incurred by Surge in connection with Surge's consideration of providing the Company with a senior secured revolving financing facility ("Due Diligence Expenses"). The Company may pay such Due Diligence Expenses directly or Surge will withdraw amounts from the Deposit to cover the Due Diligence Expenses as such expenses are incurred. In the event Surge does not enter into a financing facility with the Company for any reason, Surge shall return the balance of any unused amounts from the Deposit to the Company. The Company believes that it will close the senior secured revolving financing facility with Surge very shortly, however, there can be no assurance of closing until the completion of due diligence by Surge and execution of definitive documentation by the Company and Surge. The senior secured revolving financing facility would permit the Company to activate its business plan to acquire and operate "Buy-Here Pay-Here" automobile dealership businesses.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS


                                                             Payments due by period
                                                  --------------------------------------------
                                                                     Less
                                                                    than 1          1 - 3
                                                      Total          year           years
                                                  -------------  --------------  -------------

Notes payable at November 30, 2005                $          -   $      90,926   $          -
                                                  =============  ==============  =============

Notes payable at May 31, 2006  (See note)         $    890,664   $     799,600   $     91,064
                                                  =============  ==============  =============


Note: As of May 31, 2006, the Company had eight notes outstanding to Brazos Equities LLC in the amounts of $19,000, $40,000, $290,000, $50,000,
       $100,000, $100,000, $150,000 and $50,000. Brazos Equities LLC is not a
       related party to the Company. With accrued interest, the total amount owed by the Company to Brazos Equities LLC was $805,520. These notes are unsecured, bear interest at 6% and are payable on demand.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSING ABOUT MARKET RISK

As of the end of the Company's most recent fiscal year, the Company had no interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on their evaluation, the Company's Acting Principal Executive Officer and Acting Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Acting Principal Executive Officer and Acting Principal Financial Officer, to allow timely decisions on required disclosures and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.       Description of Exhibits
-----------       -----------------------

Exhibit 10.3 Promissory Note, dated as of January 6, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of
                  $19,600, incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company's Quarterly Report on Form 10-QSB/A filed with the Securities and Exchange Commission on June 30, 2006.

Exhibit 10.4 Promissory Note, dated as of January 20, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of
                  $40,000, incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company's Quarterly Report on Form 10-QSB/A filed with the Securities and Exchange Commission on June 30, 2006.

Exhibit 10.5 Promissory Note, dated as of February 1, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of
                  $290,000, incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company's Quarterly Report on Form 10-QSB/A filed with the Securities and Exchange Commission on June 30, 2006.

Exhibit 10.6 Amended and Restated Promissory Note, dated as of June 27, 2006, issued by Manchester Inc. to Robert Sim in the amount of $99,303.73.

Exhibit 10.7 Promissory Note, dated as of March 21, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of $50,000.

Exhibit 10.8 Promissory Note, dated as of March 28, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of $100,000.

Exhibit 10.9 Promissory Note, dated as of April 7, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of $100,000.

Exhibit 10.10 Promissory Note, dated as of April 28, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of $150,000.

Exhibit 10.11     Promissory Note, dated as of May 5, 2006, issued by
                  Manchester Inc. to Brazos Equities LLC in the amount of $50,000.

Exhibit 10.12 Employment Agreement, dated as of March 13, 2006, between the Company and Norman Thoennes.

Exhibit 10.13 Nonqualified Stock Option Agreement, dated as of March 13, 2006, between the Company and Norman Thoennes.

Exhibit 10.14 Indemnification Agreement, dated as of March 13, 2006, between the Company and Norman Thoennes.

Exhibit 10.15 Employment Agreement, dated as of April 20, 2006, between the Company and Lawrence Taylor.

Exhibit 10.16 Nonqualified Stock Option Agreement, dated as of April 20, 2006, between the Company and Lawrence Taylor.

Exhibit 10.17 Indemnification Agreement, dated as of April 20, 2006, between the Company and Lawrence Taylor.

Exhibit 10.18 Nonqualified Stock Option Agreement, dated as of March 13, 2006, between the Company and Richard Gaines.

Exhibit 10.19 Indemnification Agreement, dated as of March 13, 2006, between the Company and Richard Gaines.

Exhibit 31.1 Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of the Acting Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of the Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------

June 21, 2006
-------------

The Company filed a Report on Form 8-K on June 21, 2006 disclosing that on June 20, 2006 the Company secured an aggregate of $30 million of directors' and officers' insurance from a group of insurers.

April 20, 2006
--------------

The Company filed a Report on Form 8-K on April 20, 2006 disclosing that on April 13, 2006 the Company appointed Mr. James Worosz as the Company's Vice President of Finance. Mr. Worosz joined the Company to assist in the development of the Company's "Buy-Here, Pay-Here" car business. In addition, it was disclosed that Mr. Lawrence A. Taylor will serve as a consultant to the Company to assist in the development of the Company's "Buy-Here, Pay-Here" car business until such time as the Company shall obtain adequate directors' and officers' insurance, whereupon Mr. Taylor may commence service as the Company's Chief Financial Officer.

March 17, 2006
--------------

The Company filed a Report on Form 8-K on March 17, 2006 disclosing that on February 27, 2006 the Company had announced that Mr. Norman Thoennes has agreed to serve as a consultant to the Company, until such time as the Company shall obtain adequate directors' and officers' insurance, whereupon Mr. Thoennes may commence service as a director of the Company and as the Company's Chief Executive Officer. This Report on Form 8-K also disclosed that in connection with Mr. Thoennes' service as a consultant, on March 13, 2006, Mr. Thoennes and the Company entered into both an Employment Agreement (the "Thoennes Employment Agreement") and a Nonqualified Stock Option Agreement (the "Thoennes Stock Option Agreement").

This Report on Form 8-K also disclosed the following: the initial term (the "Term") of the Thoennes Employment Agreement is two years, commencing as of March 1, 2006. The Thoennes Employment Agreement states that Mr. Thoennes shall devote at least 50% of his professional working time to the Company during the Term. Mr. Thoennes will be paid a base salary of $25,000 a month during the Term. In addition, Mr. Thoennes will receive the use of a Company vehicle, the benefits of the Company's health plan, an annual bonus of 15-25% of his base salary (in accordance with certain performance milestones determined by the Board) and those stock options described in the Thoennes Stock Option Agreement, as described below. The Thoennes Employment Agreement contains provisions protecting the Company's intellectual property, as well as provisions restricting competition and provisions restricting the solicitation of Company employees. The Thoennes Employment Agreement provides Mr. Thoennes with the right to receive certain payments in the event of his termination without cause or due to a change in control.

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

This Report on Form 8-K also disclosed that on February 27, 2006, the Company announced that Mr. Richard D. Gaines, the Company's Corporate Secretary, has joined the Company's Board of Directors. In connection with Mr. Gaines' service in these two positions, on March 13, 2006, the Company entered into a Nonqualified Stock Option Agreement with Mr. Gaines (the "Gaines Stock Option Agreement").

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

ITEM 7.  SUBSEQUENT EVENTS

      a) A note payable (the "2004 Note"), was issued to Mr. Robert Sim as of November 24, 2004. Mr. Sim is not a related party of the Company. The 2004 Note was unsecured, bore interest at 6% per annum and was repayable on December 24, 2005. The Company was in default with respect to the 2004 Note from December 24, 2005 until June 27, 2006. On June 27, 2006 the Company and Mr. Robert Sim executed an amendment and restatement of the 2004 Note (the "Amended and Restated Note"). Under the terms of the Amended and Restated Note, Mr. Sim has waived the Company's default of the 2004 Note. Pursuant to the Amended and Restated Note, all principal under the 2004 Note, plus Mr. Sim's subsequent loans to the Company shall be deemed to have accrued interest at an annual rate of 6% through May 31, 2006, and thereafter all such amounts shall be aggregated and capitalized into a new note in principal amount of $99,303.73, which as of June 1, 2006 shall accrue interest at an annual rate of 8%. The capitalized principal amount of $99,304, plus all interest thereon, will be due and payable by the Company on June 30, 2007. In the event of any default under the Amended and Restated Note, interest due will accrue at an annual rate of 15%. Management does not believe that the default on the 2004 Note and subsequent waiver will have an adverse effect on the Company's ability to finance its operations.

      b) Subsequent to May 31, 2006, the Company received additional advances in the amount of $208,500 which are unsecured and bear interest at 6% per annum. The Company expects to obtain additional short term financing during the foreseeable future.

      c) On June 20, 2006 the Company secured an aggregate of $30 million of directors' and officers' insurance from a group of insurers.

      d) As of the date of this Report on Form 10-Q, Mr. Thoennes and Mr. Taylor are continuing to serve as consultants to the Company. The Company expects to appoint its senior executive officers upon the closing of the Company's anticipated senior secured revolving financing facility.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MANCHESTER INC.
                                     (Registrant)
July 14, 2006

                                    By: /s/ Richard D. Gaines
                                        ------------------------------------
                                        Name: Richard D. Gaines
                                        Title:Acting Principal Executive Officer
                                              Acting Principal Financial Officer
                                              Secretary and Director