Form 10-Q
period 2006-08-31
MANCHESTER INC
filed 2006-10-23
CIK 1214933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: August 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________

Commission File Number:    000-50477

MANCHESTER INC.
(Exact Name of Registrant as specified in its charter)

NEVADA	98-0380409
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Crescent Court, 7th Floor
Dallas, Texas 75201
(Address of principal executive offices)

(212) 445-8017
(Registrant’s telephone number, including area code)

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
☒ Yes         ☐ No

Indicate by check mark whether the registrant is a Large Accelerated Filer, an Accelerated Filer, or a Non-Accelerated Filer. See definitions of “Accelerated Filer and Large Accelerated Filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,787,500 shares of $0.001 par value common stock outstanding as of October 19, 2006.

Explanatory Note:

This report on Form 10-Q presents financial statements (unaudited) and disclosures for the Company’s third-quarter ended August 31, 2006 without giving effect to the Company’s financing and acquisition transactions described herein under Note 8 - Subsequent Events.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MANCHESTER INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	(Unaudited)
	AUGUST 31,	NOVEMBER 30,
	2006	2005
ASSETS

Current Assets
Cash and cash equivalents	$34,781	$777
Refundable deposit (Note 4)	175,011	-
Prepaid insurance, rentals, other	338,578	1,330
Other current assets	25,170	-

Total Current Assets	573,540	2,107

Office Equipment, net	11,892	-
Deferred acquisition costs	292,444	-

Total Assets	$877,876	$2,107

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$203,769	$10,515
Accrued interest	29,740	5,435
Advances payable (Note 5)	-	535
Notes payable (Note 6)	1,636,019	90,926

Total Current Liabilities	1,869,528	107,411

Long-term liabilities	-	-

Total Liabilities	1,869,528	107,411

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
33,137,500 common shares	33,138	33,138

Additional paid-in capital	157,712	40,312

Deficit Accumulated During The Development Stage	(1,182,502)	(178,754)

Total Stockholders’ Deficiency	(991,652)	(105,304)

Total Liabilities and Stockholders Deficiency	$877,876	$2,107

The accompanying notes are an integral part of these interim financial statements

MANCHESTER, INC
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
	THREE MONTHS ENDED		NINE MONTHS ENDED		AUGUST 27,
	AUGUST 31,		AUGUST 31,		2002 TO
	2006	2005	2006	2005	AUGUST 31, 2006

Revenue	$-	$-	$-	$-	$-

Expenses
Compensation and benefits	258,437	-	513,126	-	513,126
Consulting fees	22,368	-	66,643	-	99,153
Insurance expense	79,651	-	79,651	-	80,962
Depreciation	1,201	-	2,512	-	1,201
Advertising and promotion	-	-	499	-	3,619
Interest on notes payable	27,220	1,343	35,944	3,987	41,379
Mineral property exploration expenditures	-	-	-	-	12,000
Mineral property option payments	-	-	-	-	10,000
Office and sundry	7,948	703	10,846	805	14,681
Rent	8,022	-	18,137	-	18,137
Professional fees	167,655	4,582	252,072	36,561	359,142
Transfer agent and filing fees	3,904	-	7,998	2,600	19,583
Travel and entertaining	8,936	-	16,396	-	16,396

Loss before the following	585,342	6,628	1,003,824	43,953	1,189,379

Interest earned	(25)	(87)	(76)	(233)	(312)
Forgiveness of advances payable	-	-	-	-	(6,565)

Net Loss For The Period	$585,317	$6,541	$1,003,748	$43,720	$1,182,502

Basic And Diluted Loss Per Share	$(0.02)	$(0.00)	$(0.03)	$(0.00)	$(0.04)

Weighted Average Number Of Shares
Outstanding	33,137,500	33,137,500	33,137,500	33,137,500	33,137,500

The accompanying notes are an integral part of these interim financial statements

MANCHESTER, INC
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
	THREE MONTHS ENDED		NINE MONTHS ENDED		AUGUST 27,
	AUGUST 31,		AUGUST 31,		2002 TO
	2006	2005	2006	2005	AUGUST 31, 2006
Cash Flows From Operating Activities
Net loss for the period	$(585,317)	$(6,541)	$(1,003,748)	$(43,720)	$(1,182,502)

Adjustments To Reconcile Net Loss To Net Cash Provided By (Used In) Operating Activities

Depreciation	1,201	-	2,512	-	2,512
Share capital issued	-	-	117,400	-	-
(Increase) decrease in refundable deposit	74,989	-	(175,011)	-	(175,011)
Increase in prepaid expenses	(327,078)	(4,449)	(337,248)	(3,799)	(338,578)
Increase in other current assets	(22,146)	-	(25,170)	-	(25,170)
Increase (decrease) in accounts payable and accrued liabilities	101,918	(1,152)	193,254	(1,169)	203,769
Increase in accrued interest	15,580	1,343	24,305	3,987	29,740
Net cash used in operating activities	(740,853)	(10,799)	(1,321,106)	(44,701)	(1,485,240)

Cash Flows From Investing Activities
Purchase of office equipment	-	-	(14,404)	-	(14,404)
Increase in deferred acquisition costs	(85,517)	-	(292,444)	-	(292,444)
Net cash used by investment activities	(85,517)	-	(306,848)	-	(306,848)

Cash Flows From Financing Activities
Advances from notes payable	745,355	1,463	1,545,093	1,463	1,636,019
Advances payable	-	-	(535)	-	-
Share capital issued	-	-	-	-	190,850
Net cash provided by financing activities	745,355	1,463	1,661,958	1,463	1,826,869

Net Increase (Decrease) In Cash	(81,015)	(9,336)	34,004	(43,238)	34,781

Cash at beginning of period	115,796	31,519	777	65,421	-

Cash at end of period	$34,781	$22,183	$34,781	$22,183	$34,781

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	-	-	-	-	-

The accompanying notes are an integral part of these interim financial statements

MANCHESTER INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Unaudited)
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal year ended November 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal year ended November 30, 2005 has been omitted. The results of operations for the three-month and nine-month periods ended August 31, 2006 are not necessarily indicative of results for the entire year ending November 30, 2006.

2. NATURE OF OPERATIONS

a)	Organization

The Company was incorporated in the State of Nevada, U.S.A., on August 27, 2002. The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company had previously been in the mining and exploration stage since its formation and did not realize any revenues from its planned operations. Subsequently, the Company changed its current focus of acquiring and managing “Buy-Here, Pay-Here” automobile dealerships.

b)	Going Concern

The accompanying interim financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $1,182,502 for the period from August 27, 2002 (inception) to August 31, 2006, and has no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of the “Buy-Here, Pay-Here” automobile dealership business. The interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MANCHESTER INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
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

The interim financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Deferred Acquisition Costs

Acquisition costs to acquire “Buy-Here, Pay-Here” automobile dealerships are capitalized.

b)	Office Equipment

Office Equipment is recorded at cost and is depreciated over its estimated useful life at the following rate:

Office Equipment	3 years straight line.

c)	Use of Estimates

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

The Company provides for income taxes as required by Statement of Financial Accounting Standards No. 109 - “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized

e)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Foreign currency balances are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the rate in effect at the time of the transaction.

MANCHESTER INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Unaudited)
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES(continued)

f)	Stock Options

Effective March 1, 2006, the Company adopted the Financial Accounting Standards Board's revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-based Payment.” FAS 123R requires compensation costs related to share-based payments (stock options) to be recognized in the income statement over the requisite service and vesting periods. The amount of the compensation cost is to be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective for awards granted or modified after the date of adoption.

g)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic earning/loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2006, the Company's common stock equivalents that were anti-dilutive are discussed in Note 7.

4. REFUNDABLE DEPOSIT

The Company paid a $250,000 refundable deposit (the “Deposit”) to Surge Capital (“Surge”) for the purpose of assuring coverage of future fees, costs, expenses and disbursements expected to be incurred by Surge in connection with Surge’s consideration of providing the Company with a senior secured revolving financing facility (“Due Diligence Expenses”). Through the end of the third quarter, Surge had incurred a total of $74,989 of Due Diligence Expenses which Surge withdrew from the Deposit as such expenses were incurred. Prior to the end of the third quarter, the Company had decided to pursue alternative sources of senior secured revolving credit facilities. As the Company determined that it was more likely than not that it would ultimately use one of these alternative sources of senior secured revolving financing the Due Diligence Expenses incurred by Surge through the end of the third quarter were expensed in the quarter. The Company plans to request Surge to return the balance of any unused amounts from the Deposit to the Company.

5. ADVANCES PAYABLE

Advances payable are unsecured, bear no interest and have no fixed terms of repayment. As of August 31, 2006, $nil (2005 - $535) was owing to a director of the Company.

MANCHESTER INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Unaudited)
(Stated in U.S. Dollars)

6. NOTES PAYABLE

As of August 31, 2006, notes payable in the amount of $1,636,019 were outstanding.

One note payable, dated June 27, 2006 (the “Amended and Restated Note”), is to Mr. Robert Sim. Mr. Sim is not a related party of the Company. The Amended and Restated Note is unsecured, bears interest at 8% per annum and has a fixed repayment date of June 30, 2007. As of August 31, 2006, the amount of the principal and accrued interest on the Amended and Restated Note was $101,306.

The Amended and Restated Note replaced a previous note with Mr. Sim dated November 24, 2004 (the “2004 Note”). The 2004 Note was unsecured, bore interest at 6% per annum and was repayable on December 24, 2005. The Company was in default with respect to the 2004 Note from December 24, 2005 until June 27, 2006. Under the terms of the Amended and Restated Note, Mr. Sim waived the Company’s default of the 2004 Note. Pursuant to the Amended and Restated Note, all principal under the 2004 Note, plus Mr. Sim’s subsequent loans to the Company were deemed to have accrued interest at an annual rate of 6% through May 31, 2006. All such amounts due at May 31, 2006 were aggregated and capitalized into the Amended and Restated Note in principal amount of $99,304, bearing interest as of June 1, 2006 at 8% per annum. In the event of any default under the Amended and Restated Note, interest due will accrue at an annual rate of 15%.

A second note payable, dated June 19, 2006 (the “First Insurance Note”) was to First Insurance Funding Corp. of California. The First Insurance Note is unsecured, bears interest at 7.65% per annum and is due in seven equal installments of $42,015 beginning July 15, 2006. The proceeds from the First Insurance Note were used to obtain Directors’ and Officers’ insurance coverage for the company. As of August 31, 2006, the amount of the principal and accrued interest on the First Insurance Note was $206,806.

As of August 31, 2006, the Company had twelve notes outstanding to Brazos Equities LLC in various amounts ranging from $19,000 to $290,000. Brazos Equities LLC is not a related party to the Company. With accrued interest, the total amount owed by the Company to Brazos Equities LLC was $1,356,398. These notes are unsecured, bear interest at 6% and are payable on demand.

	AUGUST 31,	NOVEMBER 30,
	2006	2005

Current portion notes payable:
Brazos Equities LLC	$1,330,600	$-
First Insuance Corp. of California	206,115
Mr. Robert Sim	99,304	90,926
Total current portion notes payable	1,636,019	90,926

Long-term portion notes payable	-	-

Total notes payable	$1,636,019	$90,926

MANCHESTER INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Unaudited)
(Stated in U.S. Dollars)

7. STOCK OPTIONS

The following table summarizes information about stock options for the nine months ended August 31, 2006.

		Average
		Exercise
		Price	Shares exercisable per year
Stock options:	Shares	per Share	2006	2007	2008	2009

Exercisable at August 31, 2006	50,000	$4.39	50,000
Remaining options to be vested	500,000	$4.47	125,000	208,333	83,333	83,334
Total shares outstanding at August 31, 2006	550,000	$4.46	175,000	208,333	83,333	83,334

The estimated weighted average fair value of options granted using the Black-Scholes option-pricing model was $2.63 per share for the nine months ended August 31, 2006. The total compensation expense recorded for the nine months ended August 31, 2006 as a result of Financial Accounting Standards No. 123 (FAS 123R), “Share-based Payment” FAS 123R was $117,400. There were no options outstanding at August 31, 2005.

Assumptions:	Particulars
Dividend yield	-%
Risk-free interest rate	4.94%
Expected volatility	102.18%
Expected life	2 - 3 years

8. SUBSEQUENT EVENTS

a)	Subsequent to August 31, 2006, the Company received additional advances in the amount of $254,000 which are unsecured and bear interest at 6% per annum.

b)	Subsequent to August 31, 2006, the Company entered into the following transactions:

$300 Million Commitment

The Company executed a commitment letter dated September 28, 2006 (the “Commitment”) with Palm Beach Multi-Strategy Fund L.P. (the “Lender”) pursuant to which the Lender committed to provide up to $300 million in revolving warehouse financings (the “Financings”) for a roll up strategy to acquire captive subprime Buy-Here/Pay-Here auto receivables origination and collection businesses nationwide (each, an “Acquisition”). There is no limit to the number of Financings. Each Acquisition and Financing pursuant to the Commitment shall be subject to the Lender’s approval.

MANCHESTER INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Unaudited)
(Stated in U.S. Dollars)

8. SUBSEQUENT EVENTS (continued)

Pursuant to the Commitment, the Company may pay the Lender a total commitment fee of $6 million (the  “Commitment Fee”) to the extent that the entire Commitment is funded. In addition, the Company has  agreed to grant the Lender warrants entitling the holder to acquire up to four million shares of the  Company’s common stock (the “Warrants”). The Warrants are exercisable at a strike price of $3.00 per  share. The Company will grant certain registration and anti-dilution rights to the Lenders under the  Warrants, provided that the Warrants will not be exercisable for a minimum period of 60 days following  the date of closing of the Commitment, together with other rights and restrictions to be defined in the  definitive Warrant agreements, as yet to be executed as of the date of this Form 10-Q.

At the invitation of the Company, Palm Beach Links Capital, LP (the general partner of the Lender) has  agreed to act as the exclusive arranger for any asset-backed securitization, sale or other disposition of any  receivables undertaken by the Company for an arrangement fee of 3% of the receivables securitized, sold or  disposed of. The Commitment shall terminate on September 28, 2009 or such earlier date specified by the  Lender following a breach by the Company of the terms of the Commitment or an event of default under  any of the advances made pursuant to the Commitment.

This Commitment replaces the commitment the Company previously obtained from another financing  source.

$75 Million Loan Agreement

In connection with the Commitment described above, Nice Cars Funding, LLC, a wholly-owned Company  subsidiary (the “Borrower”) entered into a loan agreement with the Lender. Pursuant to a Loan and  Security Agreement which was entered into on September 28, 2006 (the “Loan Agreement”), between the  Borrower, the Lender and the Bank of New York, as Collateral Agent (the “Collateral Agent”), the Lender  has agreed to loan the Borrower an amount of up to $75 million. The Company has initially drawn  approximately $54 million and may request additional draws on the basis of eligible collateralized  receivables under the terms of the Loan Agreement (collectively, the “Loan”). The Loan Agreement  matures on September 28, 2009 unless terminated earlier in accordance with its terms.

Interest on the Loan will accrue at an interest rate equal to the lesser of: (i) the greater of (x) prime rate (as  determined daily) plus 9% or (y) 17% per annum; or (ii) the maximum rate which may be legally charged  under applicable usury law.

In connection with the closing of the Loan, the Company has paid the Lender one million dollars as a  portion of the total Commitment Fee. In addition, the Company has paid all fees, costs, expenses and  disbursements of the Lender in connection with legal services, origination costs, due diligence, closing of  the Loan and initial interest, which in the aggregate was approximately one million dollars.

MANCHESTER INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Unaudited)
(Stated in U.S. Dollars)

8. SUBSEQUENT EVENTS (continued)

The Company and its subsidiaries (collectively, the “Guarantors”) have each agreed to guaranty the Loans  made under the Loan Agreement up to an amount not exceeding ten percent of the amount of the Loan  outstanding from time to time, pursuant to the terms of a Guaranty which closed September 28, 2006. The  Guarantors have also entered into a Security Agreement with the Lender and the Collateral Agent pursuant  to which each of the Guarantors has granted to the Collateral Agent and its successors and assigns, for the  security and benefit of the Lender, a first priority security interest in and mortgage lien on all of the  respective assets of the Guarantors.

In connection with the Loan Agreement, the Borrower, the Company and certain of its other subsidiaries  have entered into a Sale and Servicing Agreement (the “Sale and Servicing Agreement”), pursuant to which  Nice Cars Acceptance AcquisitionCo, Inc. (a subsidiary of the Company now doing business as Nice Cars  Capital Acceptance Corporation), has agreed to sell all  of its rights to car sales contract receivables (the “Receivables”) to the Borrower. Pursuant to this Sale and  Servicing Agreement, the Company shall serve as the servicer for all Receivables, acting as agent, and shall  manage, service and make collections on the Receivables. The Company has delegated its duties as  servicer to Nice Cars Capital Acceptance Corporation as sub-servicer. The Company and Nice Cars  Capital Acceptance Corporation have agreed to comply with the terms and conditions of a servicing  guideline and a credit and collection policy provided by the Lender.

Under the terms of its agreements with the Lender, the Company will apply for listing of its common stock  on the Nasdaq stock market.

Acquisition of Nice Cars, Inc and Nice Cars Capital Acceptance Corporation

On October 4, 2006, Manchester Inc. (the “Company”) entered into two agreements for the acquisition of a  Buy-Here/Pay-Here used car sales enterprise. The transaction consisted of the acquisition of Nice Cars,  Inc., a Buy-Here/Pay-Here car sales company and Nice Cars Capital Acceptance Corporation, an affiliate  credit acceptance company (collectively, the “Nice Cars Acquisition”).

On October 4, 2006, the Company paid an aggregate of $25 million and issued 6.25 million shares of the  Company’s common stock to acquire Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation. As  part of the purchase price, the Company also agreed to the assumption of certain obligations and liabilities  as discussed in further detail below. The Company acquired Nice Cars, Inc. and Nice Cars Capital  Acceptance Corporation pursuant to the terms of two share purchase and exchange agreements  (respectively, the “Nice Cars Operations Acquisition Agreement” and the “Nice Cars Acceptance  Acquisition Agreement”, and collectively, the “Acquisition Agreements”).

The Company intends to continue the business of Nice Cars, Inc. and Nice Cars Capital Acceptance  Corporation through the Company’s wholly owned subsidiaries, as managed by the acquired companies’  former owners, Mr. Raymond Lyle and his spouse, Ms. Victoria E. Lyle.

MANCHESTER INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Unaudited)
(Stated in U.S. Dollars)

8. SUBSEQUENT EVENTS (continued)

The Company’s wholly owned subsidiary, Nice Cars Operations AcquisitionCo, Inc., acquired all of the  issued and outstanding shares of Nice Cars, Inc. pursuant to the terms and conditions of the Nice Cars  Operations Acquisition Agreement. The parties to the agreement included Raymond Lyle and Victoria  Lyle as the shareholders of Nice Cars Inc. (the “NCI Shareholders”), Nice Cars, Inc., the Company and  Nice Cars Operations AcquisitionCo, Inc. In exchange for all of the Nice Cars, Inc. shares, Nice Cars  Operations AcquisitionCo, Inc. issued (i) 618,750 shares of the Company’s common stock to the NCI  Shareholders; and (ii) made a payment of $2,475,000 to the NCI Shareholders. The Company utilized  funds from the Loan Agreement to pay the cash portion of the purchase price for Nice Cars, Inc.

The Company’s wholly owned subsidiary, Nice Cars Acceptance AcquisitionCo, Inc., acquired all of the  issued and outstanding shares of Nice Cars Capital Acceptance Corporation pursuant to the terms and  conditions of the Nice Cars Acceptance Acquisition Agreement. The parties to the agreement included  Raymond Lyle and Victoria Lyle as shareholders of Nice Cars Capital Acceptance Corporation (the “NCA  Shareholders” and together with the NCI Shareholders, the “NC Shareholders”), Nice Cars Capital  Acceptance Corporation, the Company and Nice Cars Acceptance AcquisitionCo, Inc. In exchange for all  of the issued and outstanding shares of Nice Cars Capital Acceptance Corporation, Nice Cars Acceptance  AcquisitionCo, Inc. (i) paid $15,345,000; (ii) issued 5,568,750 shares of the Company’s common stock;  and (iii) issued a purchase note from the Company and its subsidiaries in the principal amount of  $6,930,000 payable in one year, or earlier as the Company obtains supplemental financing for its inventory  of cars, derives higher advance rates from the Lenders or closes a securitized public offering of receivables.  The Company utilized funds from the Loan Agreement, to pay the cash portion of the purchase price for  Nice Cars Capital Acceptance Corporation.

The Company, as part of the purchase price consideration for the acquired companies, has also issued a  note to the NC Shareholders in respect of the assumption of tax obligations for Nice Cars, Inc. and Nice  Cars Capital Acceptance Corporation in respect of fiscal years 2005 and 2006 through October 4, 2006,  which obligations have not yet been definitively determined but are not expected to exceed, in the  aggregate with respect to both entities, approximately $1.6 million, plus gross-up amounts to cover the  additional taxes levied on the NC Shareholders in respect of such tax payments on their behalf. The tax  reimbursement note will be paid as and when such tax obligations are calculated, due and payable by the  NC Shareholders. In addition, the Company has issued a note to the NC Shareholders payable within thirty  days after closing to reimburse the NC Shareholders for loans made to Nice Cars, Inc. and Nice Cars  Capital Acceptance Corporation in the aggregate amount of approximately $625,000. In connection with  the closing of the acquisition of Nice Cars, Inc. and Nice Capital Acceptance Corporation, in addition to  payments made to the Lenders described above, the Company made payments to third  parties on behalf of the NC Shareholders in the amount of $250,000 and issued 62,500 shares of the  Company’s common stock which was deemed to be within the total of $25 million and 6.25 million shares  of Company common stock paid as consideration for the acquisition. In connection with the closing of the  acquisitions, the Company paid down in full and closed out the prior credit facilities utilized by the Nice  Cars, Inc. and Nice Capital Acceptance Corporation.

MANCHESTER INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Unaudited)
(Stated in U.S. Dollars)

8. SUBSEQUENT EVENTS (continued)

The NC Shareholders have been granted limited piggy-back registration rights in connection with the  shares of Company common stock issued to them in consideration for the acquisition of Nice Cars, Inc. and  Nice Cars Capital Acceptance Corporation.  The NC Shareholders do not have demand registration rights.

Following the effectiveness of the acquisition of Nice Cars, Inc., Nice Cars Operations AcquisitionCo, Inc.  filed a Plan and Agreement of Merger with the Secretary of State of Delaware and Nice Cars, Inc. was  merged out of existence, and a corresponding certificate of merger has been filed in Georgia and Tennessee  to the same effect. Following the effectiveness of the acquisition of Nice Cars Capital Acceptance  Corporation, Nice Cars Acceptance AcquisitionCo, Inc. filed a Plan and Agreement of Merger with the  Secretary of State of Delaware and Nice Cars Capital Acceptance Corporation was merged out of  existence, and a corresponding certificate of merger has been filed in Georgia and Tennessee to the same  effect.

In order to provide continuity with respect to retail marketing and branding, Nice Cars Operations  AcquisitionCo, Inc. has registered to do business in the States of Georgia and Tennessee as “Nice Cars,  Inc.” and Nice Cars Acceptance AcquisitionCo, Inc. expects to register to do business in the States of  Georgia and Tennessee as “Nice Cars Capital Acceptance Corporation.”

Further Information Regarding the Financing Commitment, the Loan and the Nice Cars Acquisitions

The foregoing summary of the Company's Financing Commitment, the Loan and the acquisition of the  Nice Cars companies is not complete and is qualified in its entirety by reference to the Company's Form 8- K filed with the U.S. Securities and Exchange Commission on October 11, 2006, including audited  financial statements of the acquired companies and pro forma financial statements pertaining to the  acquired companies.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Explanatory Note:

This report on Form 10-Q presents financial statements (unaudited) and disclosures for the Company’s third-quarter ended August 31, 2006 without giving effect to the Company’s financing and acquisition transactions described under Subsequent Events below.

Forward Looking Statements

The following discussion of the financial condition and plan of operations of Manchester Inc. (referred to herein as the “Company,” and “we”) should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended August 31, 2006 (this "Report"). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Plan of Operation

The Company commenced operations as an exploration stage company.  The Company ceased pursuing opportunities in that field upon the lapse of certain mineral rights options in October 2004. The Company then changed its business plan.

During the period covered by this Report, the Company was involved in planning for the acquisition of a “Buy-Here Pay-Here” automobile dealership business. Subsequent to the period covered by this report, such a business was acquired.

Liquidity

At August 31, 2006, the Company had cash of $34,781.

Capital Resources

At August 31, 2006, the Company had total liabilities of $1,869,528, of which $1,636,019 were notes payable. The Company is currently negotiating third-party financing for purposes of both expanding its business and re-paying these liabilities.

Results of Operations for the three months ended August 31, 2006

We did not earn any revenues during the three-month period ending August 31, 2006.  We incurred net operating losses in the amount of $585,317 for the three-month period ended August 31, 2006, as compared to $6,541 of net operating losses for the comparable period of the last fiscal year. The increase in net losses in the amount of $578,776 resulted primarily from increases in compensation and benefits, professional fees and insurance expense. The compensation and benefits were incurred as the professional management personnel the Company secured during the three months ended May 31, 2006 to prepare the Company for the planned acquisitions of the “Buy-Here, Pay-Here” automobile dealership business received compensation and benefits for a full three-month period. Professional fees were incurred primarily to support the increased business activity and public filings related to the development of the “Buy-Here, Pay-Here” automobile dealership business including due diligence expenses incurred by a third-party source for a senior secured revolving financing facility. Insurance expense increased due to the acquisition of an aggregate of $30 million of directors’ and officers’ insurance from a group of insurers during the three-month period.

Our operating expenses were comprised of compensation and benefits of $258,437, professional fees of $167,655, insurance expenses of $79,651, interest on notes payable of $27,220, consulting fees of $22,368, and total other expenses of $30,011.

At August 31, 2006, we had total assets of $877,876, consisting of deferred acquisition costs of $292,444, prepaid expenses of $338,578, a refundable deposit of $175,011, cash of $34,781, other current assets of $25,170 and office equipment net of accumulated depreciation of $11,892. At the same date, our total liabilities were $1,869,528 of which $1,636,019 were notes payable.

Deferred acquisition costs consisted primarily of audit and legal fees paid in conjunction with the due diligence performed relative to potential acquisitions in the “Buy-Here, Pay-Here” automobile dealership business. Prepaid expenses is primarily related to the prepayment of insurance costs associated with the acquisition of an aggregate of $30 million of directors’ and officers’ insurance from a group of insurers during the three-month period. The original amount of the refundable deposit (the “Deposit”) was $250,000. The Company paid this amount to Surge Capital (“Surge”) for the purpose of assuring coverage of future fees, costs, expenses and disbursements expected to be incurred by Surge in connection with Surge’s consideration of providing the Company with a senior secured revolving financing facility (“Due Diligence Expenses”). Through the end of the third quarter, Surge had incurred a total of $74,989 of Due Diligence Expenses which Surge withdrew from the Deposit as such expenses were incurred. Prior to the end of the third quarter, the Company had decided to pursue alternative sources of senior secured revolving credit facilities. As the Company determined that it was more likely than not that it would ultimately use one of these alternative sources of senior secured revolving financing the Due Diligence Expenses incurred by Surge through the end of the third quarter were expensed in the quarter. The Company plans to request Surge to return the balance of any unused amounts from the Deposit to the Company.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

	Payments due by period
		Less	Greater
		than 1	than 1
	Total	year	year
Notes payable at November 30, 2005	$90,926	$90,926	$-
Notes payable at August 31, 2006 (See note)	$1,636,019	$1,636,019	$-

Subsequent Events

$300 Million Commitment

On September 29, 2006, the Company executed a commitment letter dated September 28, 2006 (the “Commitment”) with Palm Beach Multi-Strategy Fund L.P. (the “Lender”) pursuant to which the Lender committed to provide up to $300 million in revolving warehouse financings for a roll up strategy to acquire captive subprime Buy-Here/Pay-Here auto receivables origination and collection businesses nationwide.

$75 Million Loan Agreement

In connection with the Commitment described above, Nice Cars Funding, LLC, a wholly-owned Company subsidiary (the “Borrower”) entered into a loan agreement with the Lender. Pursuant to a Loan and Security Agreement which was entered into on September 28, 2006 (the “Loan Agreement”), the Lender has agreed to loan the Borrower an amount of up to $75 million. The Company has initially drawn approximately $54 million and may request additional draws on the basis of eligible collateralized receivables under the terms of the Loan Agreement. The Loan Agreement matures on September 28, 2009 unless terminated earlier in accordance with its terms.

Acquisition of Nice Cars, Inc and Nice Cars Capital Acceptance Corporation

On October 4, 2006, Manchester Inc. (the “Company”) entered into two agreements for the acquisition of a Buy-Here/Pay-Here used car sales enterprise. The transaction consisted of the acquisition of Nice Cars, Inc., a Buy-Here/Pay-Here car sales company and Nice Cars Capital Acceptance Corporation, an affiliate credit acceptance company (collectively, the “Nice Cars Acquisition”), utilizing funding provided by the Lender under the Loan Agreement.

On October 4, 2006, the Company paid an aggregate of $25 million and issued 6.25 million shares of the Company’s common stock to acquire Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation. As part of the purchase price, the Company also agreed to the assumption of certain obligations and liabilities. The Company intends to continue the business of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation through the Company’s wholly owned subsidiaries, as managed by the acquired companies’ former owners, Mr. Raymond Lyle and his spouse, Ms. Victoria E. Lyle.

Further Information Regarding the Financing Commitment, the Loan and the Nice Cars Acquisitions

The Company filed a Form 8-K on October 11, 2006 with the U.S. Securities and Exchange Commission which contained detailed information and disclosures with respect to the financing Commitment and the acquisition of the Nice Cars companies, including audited financial statements of the acquired companies and pro forma financial statements pertaining to the acquired companies.

Item 3. Quantitative and Qualitative Disclosing About Market Risk

As of the end of the Company’s most recent fiscal year, the Company had no interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, to allow timely decisions on required disclosures and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibit 10.6
Amended and Restated Promissory Note, dated as of June 27, 2006, in the amount of $99,303.73, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2006.

Exhibit 10.20
Promissory Note, dated as of March 1, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of $21,500, incorporated by reference to Exhibit 10.20 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

Exhibit 10.21
Promissory Note, dated as of July 31, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of $317,500, incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

Exhibit 10.43	Promissory Note, dated as of August 31, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of $192,000.

Exhibit 31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Acting Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

June 21, 2006

The Company filed a Report on Form 8-K on June 21, 2006 disclosing that on June 20, 2006 the Company secured an aggregate of $30 million of directors’ and officers’ insurance from a group of insurers.

July 25, 2006

The Company filed a Report on Form 8-K on July 25, 2006 disclosing that on July 20, 2006 the Company appointed Mr. Herbert Hirsch as a Director.

On September 28, 2006, Mr. Hirsch resigned from the Board of Directors for personal reasons.

Subsequent Events

$300 Million Commitment

On September 29, 2006, the Company executed a commitment letter dated September 28, 2006 (the “Commitment”) with Palm Beach Multi-Strategy Fund L.P. (the “Lender”) pursuant to which the Lender committed to provide up to $300 million in revolving warehouse financings for a roll up strategy to acquire captive subprime Buy-Here/Pay-Here auto receivables origination and collection businesses nationwide.

$75 Million Loan Agreement

In connection with the Commitment described above, Nice Cars Funding, LLC, a wholly-owned Company subsidiary (the “Borrower”) entered into a loan agreement with the Lender. Pursuant to a Loan and Security Agreement which was entered into on September 28, 2006 (the “Loan Agreement”), the Lender has agreed to loan the Borrower an amount of up to $75 million. The Company has initially drawn approximately $54 million and may request additional draws on the basis of eligible collateralized receivables under the terms of the Loan Agreement. The Loan Agreement matures on September 28, 2009 unless terminated earlier in accordance with its terms.

Acquisition of Nice Cars, Inc and Nice Cars Capital Acceptance Corporation

On October 4, 2006, Manchester Inc. (the “Company”) entered into two agreements for the acquisition of a Buy-Here/Pay-Here used car sales enterprise. The transaction consisted of the acquisition of Nice Cars, Inc., a Buy-Here/Pay-Here car sales company and Nice Cars Capital Acceptance Corporation, an affiliate credit acceptance company (collectively, the “Nice Cars Acquisition”), utilizing funding provided by the Lender under the Loan Agreement. The Company paid an aggregate of $25 million and issued 6.25 million shares of the Company’s common stock to acquire Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation. As part of the purchase price, the Company also agreed to the assumption of certain obligations and liabilities. The Company intends to continue the business of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation through the Company’s wholly owned subsidiaries, as managed by the acquired companies’ former owners, Mr. Raymond Lyle and his spouse, Ms. Victoria E. Lyle. See, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" above.

Further Information Regarding the Financing Commitment, the Loan and the Nice Cars Acquisitions

The Company filed a Form 8-K on October 11, 2006 with the U.S. Securities and Exchange Commission which contained detailed information and disclosures with respect to the financing Commitment and the acquisition of the Nice Cars companies, including audited financial statements of the acquired companies and pro forma financial statements pertaining to the acquired companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANCHESTER INC. (Registrant)

Date: October 20, 2006	By:	/s/ Richard D. Gaines
Name: Richard D. Gaines Title: Acting Principal Executive Officer Acting Principal Financial Officer Secretary and Director