Form 10-K
period 2006-11-30
MANCHESTER INC
filed 2007-03-09
CIK 1214933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: November 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934
For the transition period from ________ to _________

Commission File Number: 333-102740

MANCHESTER INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0380409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Crescent Court, 7th floor
Dallas, Texas 75201
(Address of principal executive offices)

(866) 230-1805
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☐   NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES  ☐   NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES  ☐   NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $103,076,870 at May 31, 2006.

The Issuer had 34,280,037 shares of Common Stock outstanding as of February 26, 2007.

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “contemplates,” “continues,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Annual Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government actions relating to the Company;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services;

•	terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets;

•	the Company’s business strategy and plans;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	harm to the Company’s reputation;

•	fluctuations in customer demand;

•	management of rapid growth;

•	the impact of increased competition;

•	the impact of future acquisitions; and

•	the ability to attract and retain highly talented professionals.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of such statements.

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report. Except to the extent required by applicable laws and regulations, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Unless otherwise provided in this Annual Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Manchester Inc. and its subsidiaries.

PART I

ITEM 1: BUSINESS

Introduction

Manchester Inc. is the holding Company of a group of subsidiaries which operate Buy-Here/Pay-Here used car sales enterprises. These enterprises provide customers with the opportunity to purchase used cars and, subject to approval, borrow all or most of the purchase price at the same location. The Company entered this business with the acquisition of two companies on October 4, 2006. Subsequent to the period covered by this Annual Report, the Company has acquired an additional two related Buy-Here/Pay-Here used car sales enterprises on December 29, 2006. The Company is also pursuing the acquisition of additional companies engaged in the Buy-Here/Pay-Here used car sales business.

General Development of the Business

The Company was incorporated on August 27, 2002 under the laws of the state of Nevada. On October 4, 2006, the Company entered into two agreements for the acquisition of a Buy-Here/Pay-Here used car sales enterprise. The transaction consisted of the acquisition of Nice Cars, Inc., a Buy-Here/Pay-Here car sales company and Nice Cars Capital Acceptance Corporation, an affiliate credit acceptance company (collectively, the “Nice Cars Acquisition”) by two of the Company’s wholly-owned subsidiaries Nice Cars Operations AcquisitionCo, Inc. and Nice Cars Acceptance AcquisitionCo, Inc. (collectively, the “Manchester Nice Cars Acquisition Subsidiaries”). Nice Cars, Inc. was incorporated under the laws of the state of Georgia on May 21, 1998. Nice Cars Capital Acceptance Corporation was incorporated under the laws of the state of Georgia on May 10, 2000. Until the effectiveness of the acquisition transactions by the Manchester Nice Cars Acquisition Subsidiaries, all of the shares of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation were owned by Mr. Raymond Lyle and his spouse, Ms. Victoria E. Lyle, who together collectively own approximately 18% of the Company’s common stock as of the date of this report.

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

The Company’s wholly owned subsidiary, Nice Cars Operations AcquisitionCo, Inc., acquired all of the issued and outstanding shares of Nice Cars, Inc. pursuant to the terms and conditions of the Nice Cars Operations Acquisition Agreement. The parties to the agreement included Raymond Lyle and Victoria Lyle as the shareholders of Nice Cars, Inc. (the “NCI Shareholders”), Nice Cars, Inc., the Company and Nice Cars Operations AcquisitionCo, Inc. In exchange for all of the Nice Cars, Inc. shares, Nice Cars Operations AcquisitionCo, Inc. issued (i) 618,750 shares of the Company’s common stock to the NCI Shareholders; and (ii) made a payment of $2,475,000 to the NCI Shareholders.

The Company’s wholly owned subsidiary, Nice Cars Acceptance AcquisitionCo, Inc., acquired all of the issued and outstanding shares of Nice Cars Capital Acceptance Corporation pursuant to the terms and conditions of the Nice Cars Acceptance Acquisition Agreement. The parties to the agreement included Raymond Lyle and Victoria Lyle as shareholders of Nice Cars Capital Acceptance Corporation (the “NCA Shareholders” and together with the NCI Shareholders, the “NC Shareholders”), Nice Cars Capital Acceptance Corporation, the Company and Nice Cars Acceptance AcquisitionCo, Inc. In exchange for all of the issued and outstanding shares of Nice Cars Capital Acceptance Corporation, Nice Cars Acceptance AcquisitionCo, Inc. (i) paid $15,345,000; (ii) issued 5,568,750 shares of the Company’s common stock; and (iii) issued a purchase note from the Company and its subsidiaries in the principal amount of $6,930,000 payable in one year, or earlier as the Company obtains supplemental financing for its inventory of cars, derives higher advance rates from its lenders or closes a securitized public offering of receivables.

As part of the purchase price for the Nice Cars Acquisition, the NC Shareholders received a note in respect of the assumption of tax obligations for Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation in respect of fiscal years 2005 and 2006 through October 4, 2006, which obligations have not yet been definitively determined but are not expected to exceed, in the aggregate with respect to both entities, approximately $1.6 million, plus gross-up amounts to cover the additional taxes levied on the NC Shareholders in respect of such tax payments on their behalf. The tax reimbursement note will be paid as and when such tax obligations are calculated, due and payable by the NC Shareholders. In addition, the Company issued a note to the NC Shareholders payable within thirty days after closing to reimburse the NC Shareholders for loans made to Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation in the aggregate amount of approximately $625,000. The Company made payments to third parties on behalf of the NC Shareholders in the amount of $250,000 and issued 62,500 shares of the Company’s common stock which was deemed to be within the total of $25 million and 6.25 million shares of Company common stock paid as consideration for the acquisition. In connection with the closing of the acquisitions, the Company paid down in full and closed out the prior credit facilities utilized by Nice Cars, Inc. and Nice Capital Acceptance Corporation.

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

In order to provide continuity with respect to retail marketing and branding, Nice Cars Operations AcquisitionCo, Inc. has registered to do business in the States of Georgia and Tennessee as “Nice Cars, Inc.” and Nice Cars Acceptance AcquisitionCo, Inc. has registered to do business as “Nice Cars Capital Acceptance Corporation.” The Company intends to continue the business of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation through the Manchester Nice Cars Acquisition Subsidiaries, as managed by the acquired companies’ former owners, Raymond and Victoria Lyle.

$300 Million Credit Commitment

The Company executed a commitment letter dated September 28, 2006 (the “Commitment”) with Palm Beach Multi-Strategy Fund L.P. (the “Lender”) pursuant to which the Lender committed to provide up to $300 million in revolving warehouse financings (collectively, the “Financings,” and each, a “Financing”) for a roll up strategy to acquire captive subprime Buy-Here/Pay-Here auto receivables origination and collection businesses nationwide (each, an “Acquisition”). There is no limit to the number of Financings, provided that no Financing shall be in an amount in excess of $100 million, unless approved by the Lender. Each Acquisition and Financing pursuant to the Commitment shall be subject to the Lender’s approval. This Commitment replaced the commitment the Company previously obtained from another financing source.

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

$75 Million Loan Agreement

In connection with the Commitment described above, Nice Cars Funding LLC, a wholly-owned Company subsidiary entered into a loan agreement with the Lender. Pursuant to a Loan and Security Agreement which was entered into on September 28, 2006 (the “Loan Agreement”), between Nice Cars Funding LLC, the Lender and the Bank of New York, as Collateral Agent (the “Collateral Agent”), the Lender agreed to loan Nice Cars Funding LLC an amount of up to $75 million. The Company has initially drawn approximately $54 million and may request additional draws on the basis of eligible collateralized receivables under the terms of the Loan Agreement (collectively, the “Nice Cars Loan”). The Loan Agreement matures on September 28, 2009 unless terminated earlier in accordance with its terms. Interest on the Nice Cars Loan will accrue at an interest rate equal to the lesser of: (i) the greater of (x) prime rate (as determined daily) plus 9% or (y) 17% per annum; or (ii) the maximum rate which may be legally charged under applicable usury law. In connection with the closing of the Nice Cars Loan, the Company has paid the Lender one million dollars as a portion of the total Commitment Fee. In addition, the Company has paid all fees, costs, expenses and disbursements of the Lender in connection with legal services, origination costs, due diligence, closing of the Nice Cars Loan and initial interest, which in the aggregate was approximately one million dollars.

The Company and the Manchester Nice Cars Acquisition Subsidiaries (collectively, the “Nice Cars Guarantors”) have each agreed to guaranty the loans made under the Loan Agreement up to an amount not exceeding ten percent of the amount of the Nice Cars Loan outstanding from time to time, pursuant to the terms of a Guaranty which closed September 28, 2006. The Nice Cars Guarantors have also entered into a Security Agreement with the Lender and the Collateral Agent pursuant to which each of the Nice Cars Guarantors has granted to the Collateral Agent and its successors and assigns, for the security and benefit of the Lender, a first priority security interest in and mortgage lien on all of the respective assets of the Nice Cars Guarantors.

In connection with the Loan Agreement, Nice Cars Funding LLC, the Company and certain of its other subsidiaries have entered into a Sale and Servicing Agreement (the “Sale and Servicing Agreement”), pursuant to which Nice Cars Acceptance AcquisitionCo, Inc. has agreed to sell all of its rights to car sales contract receivables (the “Receivables”) to Nice Cars Funding LLC. Pursuant to this Sale and Servicing Agreement, the Company shall serve as the servicer for all Receivables, acting as agent, and shall manage, service and make collections on the Receivables. The Company has delegated its duties as servicer to Nice Cars Capital Acceptance Corporation as sub-servicer. The Company and Nice Cars Capital Acceptance Corporation have agreed to comply with the terms and conditions of a servicing guideline and a credit and collection policy provided by the Lender.

Subsequent Events - Indiana Acquisition Agreements

Subsequent to the Company’s November 30, 2006 fiscal year end, on December 29, 2006 the Company acquired F.S. English, Inc. (“F.S. English”), a privately held Buy-Here/Pay Here car sales company which operates three retail locations in the Indianapolis area, and GNAC, Inc. (“GNAC,” and together with F.S. English, the “Indiana Companies”), its affiliated credit acceptance company, on December 29, 2006. Under the terms of the agreement, the Company paid an aggregate of approximately $8 million and refinanced the acquired $26 million portfolio of receivables through a drawdown on the Company's $300 million credit facility.

The acquisition of the Indiana Companies closed pursuant to the terms and conditions of a Stock Purchase Agreement dated December 2, 2006 and a First Amendment thereto, dated December 29, 2006 (collectively, the “Stock Purchase Agreement”), by and between the Company, Manchester Indiana Operations, Inc., a Delaware corporation and wholly owned acquisition subsidiary of the Company (“Indiana Operations”), Manchester Indiana Acceptance, Inc., a Delaware corporation and wholly owned acquisition subsidiary of the Company (“Indiana Acceptance,” and together with Indiana Operations, the Manchester Indiana Subsidiaries), the ten shareholders of each of F.S. English and GNAC (the “Indiana Sellers,” and each an “Indiana Seller”), and Rick Stanley, as the Indiana Sellers’ representative. Under the Stock Purchase Agreement, Indiana Operations acquired all of the issued and outstanding capital stock of F.S. English (the “F.S. English Shares”) and Indiana Acceptance acquired all of the issued and outstanding capital stock of GNAC (the “GNAC Shares,” and together with the F.S. English Shares, the “Shares”). In connection with the acquisition, the Company refinanced GNAC’s $26 million portfolio of receivables with the proceeds of the Indiana Term Loan (as defined below).

The aggregate consideration paid to the Indiana Sellers in exchange for the Shares was: (i) $3,000,000 in the form of a promissory note (the “Seller Note”); (ii) 1,492,537 shares of the common stock of the Company (the “Manchester Shares”), representing an amount equal to $3,000,000 as determined by reference to the average of the closing prices of the Company common stock on the five (5) business days immediately preceding December 29, 2006. In addition, the Company (i) repaid approximately $2 million to certain creditors of the Indiana Companies on behalf of the Indiana Sellers; and (ii) caused each personal guarantee of the Indiana Sellers to be released in regard to obligations of the Indiana Companies. The indebtedness of the Indiana Companies held by Rick Stanley was only partially repaid and a subordinated note was issued to Mr. Stanley in the amount of $150,000. The Company has provided limited piggy-back registration rights to the Indiana Sellers with respect to the Manchester Shares issued to them.

The Company intends to continue operation of the respective businesses of the Indiana Companies as managed by Mr. Rick L. Stanley, the former President of the Indiana Companies. Indiana Operations has entered into an employment agreement with Mr. Rick L. Stanley, who will serve as CEO of the Manchester Indiana Subsidiaries and operate the businesses formerly owned by the Indiana Companies. Mr. Stanley has worked extensively in the "Buy-Here Pay-Here" auto market for the past 18 years.

The Manchester Indiana Subsidiaries now operate the Indiana Companies under the trade names “Freedom Auto Sales” (for Indiana Operations) and “Freedom Auto Acceptance” (for Indiana Acceptance).

Manchester Indiana Funding LLC, a wholly-owned subsidiary of the Company entered into a loan agreement with Palm Beach Multi-Strategy Fund, L.P. (the “Lender”), to provide financing for the acquisition of the Indiana Companies. This acquisition loan constitutes the second Financing (as defined above) that the Company has entered into with the Lender. Pursuant to a Loan and Security Agreement which closed on December 29, 2006 (the “Indiana Loan Agreement”), between Manchester Indiana Funding LLC, the Lender and The Bank of New York Trust Company, N.A., as Collateral Agent (the “Collateral Agent”), the Lender agreed to loan Manchester Indiana Funding LLC up to $30 million. The Company has initially drawn approximately $21.1 million (the “Indiana Term Loan”) and may request additional draws under the terms of the Indiana Loan Agreement (the “Revolving Loan,” and together with the Indiana Term Loan, the “Indiana Loan”). The Indiana Loan Agreement expires on December 28, 2009 unless terminated earlier in accordance with its terms.

Interest on the Indiana Term Loan will accrue at an interest rate equal to the lesser of: (i) the greater of (x) prime rate (as determined daily) plus the Term Applicable Margin (as defined below) or (y) the Indiana Term Loan Floor (as defined below); or (ii) the maximum rate which may be legally charged under applicable usury law. Interest on the Revolving Loan will accrue at an interest rate equal to the lesser of: (i) the greater of (x) prime rate (as determined daily) plus five percent (5%) per annum or (y) thirteen percent (13%) per annum; or (ii) the maximum rate which may be legally charged under applicable usury law. The term “Term Applicable Margin” means eight percent (8%) per annum, provided that, for any day on which the principal amount of the Indiana Term Loan is equal to or less than sixty-five percent (65%) of the Net Term Pool Balance (the Net Term Pool Balance being the total balance of certain outstanding receivables), the term “Term Applicable Margin” means five percent (5%) per annum. The term “Indiana Term Loan Floor” means sixteen percent (16%) per annum, provided that, for any day on which the principal amount of the Indiana Term Loan is equal to or less than sixty-five percent (65%) of the Net Term Pool Balance, the “Indiana Term Loan Floor” shall be thirteen percent (13%) per annum. The Company has paid all fees, costs, expenses and disbursements of the Lender in connection with legal services, origination costs, due diligence, closing of the Indiana Loan and initial interest, which in the aggregate was approximately $120,000 dollars.

The Company and the Manchester Indiana Subsidiaries (collectively, the “Indiana Guarantors”) have each agreed to guaranty the loans up to an amount not exceeding ten percent of the amount of the Indiana Loan outstanding from time to time, pursuant to the terms of a Guaranty. The Indiana Guarantors have also entered into a Security Agreement with the Lender and the Collateral Agent pursuant to which each of the Indiana Guarantors has granted to the Collateral Agent and its successors and assigns, for the security and benefit of the Lender, a first priority security interest in and mortgage lien on all of the respective assets of the Indiana Guarantors.

In connection with the Indiana Loan Agreement, Manchester Indiana Funding LLC, the Company and the Manchester Indiana Subsidiaries have entered into a Sale and Servicing Agreement, pursuant to which Indiana Acceptance has agreed to sell all of its rights to car sales contract receivables (the “Receivables”) to Manchester Indiana Funding LLC. Pursuant to this Sale and Servicing Agreement, the Company shall serve as the servicer for all Receivables, acting as agent, and shall manage, service and make collections on the Receivables. The Company has delegated its duties as servicer to Indiana Acceptance, as sub-servicer. The Company and Indiana Acceptance have agreed to comply with the terms and conditions of a servicing guideline and a credit and collection policy provided by the Lender.

Financial Information about Segments

As of the fiscal year end November 30, 2006, the business of the Company is conducted solely through its wholly-owned subsidiaries Nice Cars Operations AcquisitionCo, Inc., now doing business as Nice Cars (referred to as “Nice Cars”) and Nice Cars Acceptance AcquisitionCo, Inc., doing business as Nice Cars Capital Acceptance (referred to as “Nice Cars Capital Acceptance”). These subsidiaries operate under unified business premises and are not accounted for in separate segments.

Business Operations of Nice Cars and Nice Cars Capital Acceptance

Nice Cars operates automotive sales lots that focus exclusively on the Buy-Here/Pay-Here segment of the used car market. Buy-Here/Pay-Here dealers sell and finance used cars to individuals with limited credit histories or past credit problems. Buy-Here/Pay-Here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including scheduling payments on a weekly or bi-weekly basis to coincide with a customer's payday), and the ability to make payments in person, an important feature to individuals who may not have a checking account. Buy-Here/Pay-Here payment arrangements are often construed to be within the “sub-prime” category of financing and lending.

Nice Cars operates six sales lots that maintain an inventory that ranges from approximately 400 to 800 vehicles at any given time, featuring a variety of makes and models (with ages usually ranging from 3 to 6 years) and a range of sales prices generally between $10,000 and $14,000.

Nice Cars expects to continue to focus on selling affordable transportation to its customers. In general, Nice Cars does not sell luxury cars.

Nice Cars employs a full time car buyer who travels to vehicle auctions throughout the Southeastern United States. Each vehicle is put through a thirty point quality check, and mechanical problems are identified and fixed before the car is offered for sale.

Nice Cars Capital Acceptance is a financial services affiliate of Nice Cars, and was created to distinguish vehicle retail sales operations from retail financing activities. Nice Cars Capital Acceptance and/or Nice Cars Funding LLC purchases the retail sales contracts of Nice Cars, and assumes all rights and responsibilities with respect to the retail sales contracts. These contracts have varying terms, generally ranging from 36 to 60 months, with interest charges of up to 26% annually.

In connection with the Loan and Security Agreement which closed on September 29, 2006, between Nice Cars Funding LLC, the Lender and the Collateral Agent, the Company and certain of its subsidiaries have entered into a Sale and Servicing Agreement, pursuant to which Nice Cars Capital Acceptance sold all of its rights to qualified receivables (the “Receivables”) to Nice Cars Funding LLC. All of the Receivables are collateralized for purposes of obtaining cash advances under the Loan Agreement from the Lender. Pursuant to this Sale and Servicing Agreement, the Company shall serve as the servicer for all Receivables, acting as agent, and shall manage, service and make collections on the Receivables. The Company has agreed to comply with the terms and conditions of a servicing guideline and a credit and collection policy approved by the Lender. Further detail regarding the Company’s credit facilities and Receivables transactions are discussed below under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Sales and Marketing

The principal geographic market of Nice Cars is a twenty-five (25) mile radius from each of the six branches of operation. Only a few sales originate outside of each geographic area.

To attract customers, Nice Cars uses a mixture of target advertising in print, radio and television serving each local market. In addition, customer referrals constitute a significant part of the business of Nice Cars. Nice Cars will pay a $100 cash bonus to a customer who successfully refers another customer purchase from Nice Cars.

Credit and Collections

Our Buy-Here/Pay-Here credit and collections are managed by our subsidiary Nice Cars Capital Acceptance. Generally, only three out of ten customers of Nice Cars who apply for financing are approved. In an industry which nationally has very high rates of default in the first six months of a contract, our default rate is approximately 18% in the first six months. Nice Cars generally does not approve for financing a customer whose weekly car payment will exceed 25% of their current weekly gross income regardless of their debt position. Our typical customer is an employed wage earner who has lived a minimum of two years in their market area (within twenty-five miles). They must have a two year verifiable work history with a minimum of six months on their present job. Likewise, they must have two years of verifiable residence in the market area and be current on their mortgage or rent. There must be a telephone number in their name or the name of a verified family member at their address. All customers must complete a list of personal references.

Failure by a customer to pay generally translates to failure to properly maintain and care for the vehicle. We place a high priority on gaining possession of a default customer’s car as quickly as possible. When repossession occurs, possession of the vehicle is secured quickly, and the vehicle can generally be resold.

Employees

As of the end of the period covered by this Annual Report, the Company employed two full-time employees: one at its main office and one at a second location. The Company’s wholly-owned subsidiary, Nice Cars employed approximately fifty individuals full time, and its wholly-owned subsidiary Nice Cars Capital Acceptance employed approximately seventeen persons full time. No employees are covered by collective bargaining agreements. We believe that our relations with the employees of the Company and its subsidiaries are good.

Subsidiaries

As of the end of the period covered by this Annual Report, the Company’s only subsidiaries were Nice Cars, Nice Cars Capital Acceptance, and Nice Cars Funding LLC, none which owned other entities, although subsequent to the end of the period covered by this report, the Company added additional subsidiaries.

Industry

The market for used car sales in the United States is significant. Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The sub-prime segment of the independent used car sales and finance market is serviced primarily by numerous small independent used car dealerships that sell and finance the sale of used cars to individuals with limited or damaged credit histories. Buy-Here/Pay-Here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including prorating customer payments due within one month into several smaller payments and scheduling payments to coincide with a customer's pay days), and the ability to make payments in person, an important feature to individuals who may not have a checking account or are otherwise unable to make payments by the due date through the mail because of the timing of paychecks.

The automobile financing industry is the third-largest consumer finance market in the country, after mortgage debt and revolving credit card debt. Growth in automobile financing has been fueled by increasing prices of both new and used cars, which has forced more buyers to seek financing when purchasing a car. This industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Buy-Here/Pay-Here dealers. Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to individuals with limited credit histories or past credit problems.  Management believes traditional lenders avoid this market because of its high credit risk and the associated collection challenges. In general, the industry is categorized according to the type of car sold (new versus used) and the credit characteristics of the borrower.

Many independent used car dealers are not able to obtain debt financing from traditional lending sources such as banks, credit unions, or major finance companies. Many of these dealers typically finance their operations through the sale of contract receivables at a discount.

Competition

The used automotive retailing industry is highly competitive. We compete with other Buy-Here/Pay-Here dealers, the used vehicle retail operations of franchised automobile dealerships, independent used vehicle dealers, internet-based sales organizations and individuals who sell used vehicles in private transactions. We compete for both the purchase and resale of used vehicles.

Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to consumers with limited credit histories or past credit problems; (ii) the breadth and quality of vehicle selection; (iii) pricing; (iv) the convenience of a dealership’s location; (v) the option to purchase a service contract; and (vi) customer service. Management believes that its dealerships are competitive in each of these areas.

Intellectual Property

Neither the Company nor its subsidiaries owns, either legally or beneficially, any registered patents or registered trademarks.

Research and Development Expenditures

The Company and its subsidiaries do not engage in research and development, and as result, do not make expenditures on such matters.

Regulation and Licensing

Our operations are subject to various federal, state, and local laws, ordinances and regulations pertaining to the sale and financing of vehicles. Under various state laws, our lots must obtain a license in order to operate or relocate. These laws also regulate advertising and sales practices. Our financing activities are subject to federal truth-in-lending and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Among other things, these laws require that we limit or prescribe terms of the contract we originate, require specified disclosures to customers, restrict collection practices, limit our rights to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race, gender and marital status.

The states in which we operate impose limits on interest rates we can charge on our loans. These limits are generally based on either (i) a specified margin above the federal primary credit rate, (ii) the age of the vehicle, or (iii) a fixed rate. We believe our Company and our subsidiaries are in compliance in all material respects with all applicable federal, state and local laws, ordinances and regulations. However, the adoption of additional laws, changes in the interpretation of existing laws, or our entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on our used vehicle sales and finance business.

Environmental Compliance

We believe our Company and its subsidiaries are materially in compliance with applicable environmental regulations. We do not spend any material amounts on environmental compliance.

Seasonality

The automobile sales and finance business is seasonal in nature. Many of the operating expenses of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation, such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. The month of February is historically the busiest time for car and truck sales as many of the Company's customers use income tax refunds as a down payment on the purchase of a vehicle.

Subsequent Events Business Operations of Freedom Auto Sales and Freedom Auto Acceptance

As noted above, subsequent to the period covered by this Annual Report, two of the Company’s wholly-owned subsidiaries acquired, and merged with, F.S. English, Inc., a privately held Buy-Here/Pay Here car sales company which operates three retail locations in the Indianapolis area and GNAC, Inc., its affiliated credit acceptance company. The Manchester Indiana Subsidiaries now operate the Indiana Companies under the trade names “Freedom Auto Sales” (for Indiana Operations) and “Freedom Auto Acceptance” (for Indiana Acceptance), and such entities, following the acquisition and merger, will be referred to herein by their new trade names.

Except as set forth below, the business and operations of Freedom Auto Sales and Freedom Auto Acceptance are similar to those of Nice Cars and Nice Cars Capital Acceptance, in particular as to their seasonality, competitive conditions, and relative position in the industry.

Freedom Auto Sales operates three retail sales lots that collectively sold 1554 automobiles in 2006. The retail purchase prices generally ranged from $9,000 to $11,000. All of these retail automobiles were financed through Freedom Auto Acceptance.

Sales and Marketing

The principal geographic market of Freedom Auto Sales covers Vigo County, Allen County, and Marion County, Indiana.

To attract customers, Freedom Auto Sales advertised using television, radio, newspapers, flyers, direct mail, and telemarketing.

Employees

Freedom Auto Sales and Freedom Auto Acceptance collectively have 85 employees as of the date of this Annual Report.

Financial Information about Geographic Areas

At the present time, all of the Company’s revenues come from the operations located inside the United States.

Where You Can Find More Information

The Company is and expects to remain a “reporting company.” We will therefore be required to continue to file annual, quarterly and other filings with the U.S. Securities and Exchange Commission (the “SEC”). Members of the public may read and copy any materials which we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

You may also request a copy of our filings at no cost, by writing or telephoning us at:

Manchester Inc.
100 Crescent Court, 7th Floor
Dallas, Texas 75201
(212) 445-8017
Attention: Richard Gaines, Corporate Secretary

ITEM 1A: RISK FACTORS

An investment in our Company involves a substantial risk of loss. You should carefully consider the risks described below, including our financial statements and the related notes, before you make any investment decision regarding our shares of common stock. Additional risks and uncertainties, including those generally affecting the market in which we operate or that we currently deem immaterial, may also impair our business. If any such risks actually materialize, our business, financial condition and operating results could be adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related To Our Company

We have recently changed our business to become an operator of Buy-Here/Pay-Here automobile dealerships. Therefore, our past performance cannot be relied upon as an indication of future results.

In April 2004 we ceased our prior business activity as an exploration stage mining and mineral resources company. On October 4, 2006 we acquired all of the issued and outstanding shares of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation. As a result of these transactions, we have changed our business model. Subsequent to the end of the period covered by this Report, we have acquired additional Buy-Here/Pay-Here automobile dealerships. While our new management has significant experience in operating the acquired assets and related businesses, prospective purchasers of our securities will not be able to rely at all on our prior performance to gauge our future results.

A change in market interest rates could have an adverse effect on the Company’s profitability.

The Company is exposed to market risk on its financial instruments from changes in interest rates. In particular, the Company has exposure to changes in the prime rate. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company’s earnings are impacted by net interest income, which is the difference between the income earned on interest-bearing contracts receivable assets and the interest paid on interest-bearing notes payable. A change in market interest rates could have an adverse effect on the Company’s profitability. Interest on our Nice Cars Loan and Indiana Loan will accrue at interest rates pursuant to certain formulas based in part on the prime rate. The Company intends to charge the highest legally permissible interest rates, however, if the foregoing formulations for the calculation of interest applicable to the Company’s loans equals or exceeds the rate of interest that the Company may legally charge its customers, the Company may incur losses. The applicable rates of interest will also vary state-by-state in accordance with applicable usury laws. Lower statutory rates could adversely affect the Company’s ability to maintain profitable operations in respect of rates which the Company may charge its customers.

For our Company to pursue its strategy for growth, we will need to raise additional funds either through borrowing or the issuance of equity or convertible debt securities. If we are unable to obtain supplemental funding our business could be materially harmed.

The Company executed a commitment letter dated September 28, 2006 pursuant to which the Lender committed to provide up to $300 million in revolving warehouse financings for a roll up strategy to acquire captive subprime Buy-Here/Pay-Here auto receivables origination and collection businesses nationwide. There is no limit to the number of Financings, provided that no Financing shall be in an amount in excess of $100 million, unless approved by the Lender. Each Acquisition and Financing pursuant to the Commitment shall be subject to the Lender’s approval.

Our acquisition and internal growth strategy requires substantial capital investment. Capital will be needed not only for the acquisition of additional companies, but also for the effective integration, operation and expansion of these businesses. Capital is also necessary for the expansion of our existing operations. Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and manage our business. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions.

We currently anticipate that the Commitment will provide sufficient cash resources to pursue the Acquisitions we are currently anticipating in the next six months. However, we may need to raise additional funds in order to expand the business we do acquire, to develop new or enhanced services, to respond to competitive pressures, to acquire complimentary businesses or to take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our proposed business and our ability to generate profits from these operations.

We have a high level of indebtedness which will require us to divert much of our cash flow to service our debt costs. Our inability to service payments due on our indebtedness would adversely affect any investment in the Company.

We have approximately $79 million of principal indebtedness outstanding as of the date of this Annual Report. Our ability to make payments on our indebtedness is uncertain. Our future cash flows may be insufficient to meet all of our interest payments, our principal debt obligations and fees, costs and expenses related to our indebtedness. Any insufficiency could negatively affect our business. Additional indebtedness or equity financing may not be available to us in the future for the refinancing or repayment of existing indebtedness, and we may not be able to complete asset sales in a timely manner sufficient to make such repayments. To the extent we are unable to make payments of interest and to repay our principal indebtedness as it becomes due or at maturity with cash on hand or from other sources, we may need to refinance our debt, sell assets or repay the debt with the proceeds. Our debt agreement with the Lender requires us to comply with certain affirmative and negative covenants. These covenants may adversely affect our ability to finance our future operations and capital needs and to pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related debt. If a default were to occur, the Lender could elect to declare the debt, together with accrued interest and other fees, immediately due and payable and proceed against the collateral securing that debt. Any nonpayment of interest, principal and other amounts due under the terms of our indebtedness would have a material adverse effect on our business, financial condition, results of operations and future prospects.

If the Company raises additional funds through the issuance of equity or convertible debt securities, the ownership of current shareholders will be diluted.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Should the Company borrow funds under the Commitment to make additional Acquisitions, the Company will be burdened with debt with significant interest rates.

The Commitment permits the Company to borrow money to make Acquisitions, in accordance with the Company’s strategy for growth. However, the funds which may be borrowed pursuant to this Commitment will be at a substantial interest rate, and should the Company make such borrowings, the Company will be burdened with significant interest obligations. Pursuant to the Loan Agreement entered into on September 29, 2006, the Lender has agreed to loan a wholly-owned subsidiary of the Company up to $75 million. The Company initially drew down approximately $54 million and has requested additional draws on the basis of eligible collateralized receivables under the Loan Agreement. On December 29, 2006, the Lender agreed to loan another one of the Company’s subsidiaries up to $30 million. This subsidiary has initially drawn approximately $21.1 million and has requested additional draws on the basis of eligible collateralized receivables under the Loan Agreement.  If the interest applicable to the Company’s loans equals or exceeds the rate of interest that the Company may legally charge its own customers, the Company may incur losses.

The failure to manage growth will create risks. Should we fail to manage growth effectively, the future expansion of the Company’s operations may lead to losses.

Any further expansion of our operations could place a significant strain on our limited personnel, management and other resources. Depending on the outcome of our planned operations, we may be required to attract, train, motivate and manage new employees to develop operational, management and information systems and controls. There can be no assurance that our systems, procedures or controls will be adequate to support future operations or that our management will be able to achieve the rapid execution necessary to exploit the market for our business model. The failure to effectively manage growth could have a material adverse effect on our business, financial condition, results of operation and prospects.

The Company’s dependence on management creates risks. The loss of our experienced officers and key employees could adversely affect our business.

The Company’s plan for success is dependent, in large part, on the active participation of its executive officers and the executive officers of its subsidiaries. The loss of their services would materially adversely affect our business and future success. We do not have key-man life insurance in effect at the present time. Nice Cars has employment agreements with five individuals, each of whom was involved in the management of Nice Car’s business before its acquisition by a subsidiary of the Company: Raymond Lyle, Victoria Lyle, Raymond Lyle II, Robert Lyle and Ginger Bond. Freedom Auto Sales has an employment agreement with Rick Stanley, who serves as the Chief Executive Officer of the two Manchester Indiana Subsidiaries.

Additionally, our success depends on the key management personnel at our lot locations. The market for qualified employees in the automotive industry and in the markets, in which we operate, particularly for qualified general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs. We also believe that many of our sales and service personnel are pursued from time to time by our competitors. The loss of a group of key employees in any of our markets could have a material adverse effect on our business and results of operations in that market.

Risks Related To Our Company Business And
The Automotive Retailing Industry

The automobile industry is a mature and cyclical business sensitive to changing economic conditions. A lack of growth in the industry, coupled with possible downturns in the future, may result in declining profits and share price.

The United States automobile industry is generally considered to be a mature industry in which minimal growth is expected. The automotive retailing industry is cyclical and is sensitive to changing economic conditions; a general economic slowdown or recession could materially adversely affect our business. Sales of motor vehicles, particularly new vehicles, historically have been subject to substantial cyclical variation characterized by periods of oversupply and weak demand. We believe that many factors affect the industry, including, without limitation, consumer confidence in the economy, the level of personal discretionary spending, interest rates, fuel prices, credit availability and unemployment rates.

In addition, the industry could be adversely affected by the involvement of the United States in international hostilities, by terrorist attacks or by the prospect of such hostilities or attacks. We are subject to consumer credit risk in connection with fluctuating interest rates and the economy as a whole. We are subject to residual value risk in connection with our collateral in the event of defaults in payments on the collateral vehicles.

Our revenues and results of operations are subject to fluctuations based upon general economic conditions. If there were to be a general economic downturn or a recession in the United States, then we expect that public consumers, including our potential clients, likely could substantially and immediately reduce their budgets. Changes in the economic environment could have a negative effect on our operations. We can make no assurance that the Company will be able to successfully compete in any economic environment.

Any event that may have a material adverse effect on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers, such as general economic downturns or recessions, increases in interest rates, labor strikes, supply shortages, adverse publicity or product defects, may have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

We operate in a highly competitive environment. Our current competitors may adversely affect the results of our operations by attracting our potential customers.

If we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected. We operate in a highly competitive environment. Our competition includes publicly and privately-owned dealerships, some of which operate large groups, and any of which may sell the same or similar makes of new and used vehicles in our markets at competitive prices. Other competitors include franchised automotive dealerships, private market buyers and sellers of used vehicles, used vehicle dealers, and publicly and privately-owned finance companies, including those of vehicle manufacturers, and, on-line automotive retailers and lead-referral companies. Other dealers or franchises may start a new dealership near one of our locations, or an existing dealer may move its dealership to a location which would compete directly with us. These and other competitive pressures could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

There are low barriers to the entry of market competitors. New competitors may adversely affect the results of our operations by attracting our potential customers.

The market for used automobiles is an established industry, intensely competitive, rapidly evolving and subject to change. We expect our business sector competition to be constant. Our competitors can be divided into several groups: franchise automobile dealerships, used car dealers, wholesale dealers and Internet dealers. Many of our current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients, significantly greater financial backing, and extensive relationships with marketing and public relation sources. We may from time to time make certain pricing and marketing decisions or business or technology acquisitions that could have a material adverse effect on our business, financial condition, results of operations and prospects. Competition of the type described above could materially adversely affect our business, results of operations, financial conditions and prospects. We can make no assurances that the operations will be successful in this competitive environment.

In addition, our ability to maintain future client relationships and generate new clients will depend to a significant degree on the quality of our services and our reputation among our clients and potential clients, compared with the quality of services provided by, and the reputations of, our competitors. To the extent we lose clients to our competitors because of dissatisfaction with our services or our reputation is adversely affected for any other reason, our business, result of operations, financial conditions and prospects could be materially adversely affected.

There are relatively low barriers to entry into our business. Because companies such as ours rely on the skill and knowledge of personnel and the quality of client service and because there is no patented technology that would preclude or inhibit competitors from entering markets, we are likely to face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The Company’s business model is evolving. Should our model fail to adapt, this could adversely affect our operations.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. Such risks for us include, but are not limited to, an evolving business model. To address these risks we must, among other things, develop strong business development and management activities, develop the strength and quality of our operations, maximize the value delivered to clients by our automobile sales solutions, develop and enhance our brand through customer service, respond to competitive developments and attract, retain and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a material adverse effect on our business, financial condition, results of operations and prospects.

There will be fluctuations in quarterly operating results and margins caused by the seasonality of our business. As a result, our stock price may fluctuate accordingly.

Our operating results are likely to fluctuate in the future as a result of a variety of factors, many of which will be outside our control. Some of these factors may include economic conditions specific to changes in consumer interest rates; government regulation and legal developments regarding the resale of automobiles; general economic conditions; the amount and timing of the receipt of new business; timing of hiring or loss of personnel; the amount and timing of the opening or closing of an office; the amount and the relative mix of kinds of automobiles in inventory, capital expenditures and other costs relating to the expansion of operations; the level of demand for different kinds of automobiles; the ability to maintain adequate staffing to service clients effectively; the cost of advertising and related media; the introduction of new products or services by competitors; pricing changes in the industry; and the relative mix of lower cost full-time employees versus higher cost independent contractors. We may also experience seasonality in our business, resulting in diminished revenues as a consequence of decreased demand for automobiles during summer and year-end vacation and holiday periods. Due to these and other factors, our operating results in any given quarter may fall below expectations. In such an event, any future trading price of our common stock would likely be materially and adversely affected.

Competition from e-commerce automotive retailing may diminish our profit margins. Such decline in profit margins would cause our stock price to fall.

A number of e-commerce companies and traditional companies, including vehicle manufacturers and other franchised dealership groups, have established automotive-related websites over the past few years and compete with us in two areas: (i) sales of vehicles to retail customers via the Internet and (ii) generation and sales to other automobile dealers of customer referrals or "leads" obtained via the Internet. Additionally, we believe that as customers use the Internet and gain increased access to information on prices for vehicles and related finance and insurance products, margins for new and used vehicle sales and related finance and insurance products may decrease, whether sales are made via the Internet or through traditional channels. Nice Cars has had a Website and Internet presence since 2001 but cannot attribute any material amount of sales initiated through the website.  The Company has not expended any material amount of money on website marketing or advertising.  The inability of the Company to effectively utilize the Internet for sales and marketing in the future could materially and adversely affect the Company’s business.

We depend on successful acquisitions of vehicle inventory. Should we fail to acquire the appropriate inventory, our business will be adversely affected.

We carry a significant amount of vehicle inventory to service customer requirements in a timely manner. If we are unable sell this inventory over a commercially reasonable time, we may be required to take inventory markdowns in the future, which could reduce our net sales and gross margins. In addition, it is critical to our success that we accurately predict trends in consumer demand, including seasonal fluctuations, in the future and do not overstock unpopular models or fail to sufficiently stock popular models. Both adverse scenarios could harm our operating results.

We may become subject to legal and administrative proceedings. Should we not prevail in such proceedings, the costs to our Company could be considerable.

We buy and resell our vehicles and related products. Our failure or inability to meet a client's expectations in the performance of these goods could injure our business reputation or result in a claim for substantial damages, regardless of our responsibility for such failure. The successful assertion of one or more large claims against us that are uninsured, exceed available insurance coverage or result in changes to our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect our business, results of operations and financial conditions. In addition, the sub-prime lending area is subject to numerous legal proceedings arising out of the conduct of our business, including litigation with customers and actions brought by governmental authorities, including several class action and other lawsuits. Any lawsuits or proceedings brought against us in the future cannot be predicted and an unfavorable resolution of one or more matters could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

We are subject to extensive governmental regulation. Such regulation may adversely affect the results of our operations.

The automotive retailing industry is subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, retail financing and consumer protection laws and regulations and federal and state environmental, health and safety, wage-hour, anti-discrimination and other employment practices laws and regulations. The violation of these laws and regulations can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business. In addition, there may be new laws and regulations adopted, or increased regulatory scrutiny and enforcement of existing laws and regulations, that could have a material adverse effect on our business. We may need to spend considerable time, effort and money to keep our existing or acquired facilities in compliance with applicable federal, state and local regulation of health, safety, environment, zoning and land use regulations. If we are not able to implement and execute our strategic initiatives across all of our lots, we may not be able to improve our operating performance or decrease our cost structure. Changes to existing laws could create uncertainty in the marketplace which could reduce demand for our products or increase the cost of doing business as a result of costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on our business, financial condition, results of operations and prospects. If any such law or regulation is adopted it could limit our ability to operate and could force the business operations to cease, which would have a significantly negative effect on the shareholder's investment.

In connection with our recent acquisition of the Buy-Here/Pay-Here business, we will have to obtain used car sales business permits reflecting the change of ownership.

The Company’s subsidiaries must maintain certain licenses and permits in those states in which they do business. A material delay in obtaining licenses or permits from state authorities which regulate the sale of used cars could have a material adverse affect on our business. A failure to receive the necessary permits could completely impair the Company’s ability to continue the operations of our business in those states.

The Company is contemplating additional acquisitions and business transactions. These acquisitions and transactions may have a negative effect on our business and may cause the value of our stock to go down.

The Company’s growth strategy is expected to include the possible acquisition of other firms engaged in the automobile sales business. We will focus on acquiring firms that match our goals for strategic growth. The successful implementation of this strategy will depend on our ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of ours. There can be no assurance that we will be able to identify additional suitable acquisition candidates or that we will be able to acquire such candidates on acceptable terms. Moreover, in pursuing acquisition opportunities, we may compete with other companies with similar growth strategies, who may be larger and have greater financial and other resources than ours. Competition for acquisitions may also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on our reporting operating results from increases in goodwill, amortization, acquired in-process technology, stock compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one or more acquired entities and the possible failure to retain key acquired personnel. Lack of client satisfaction or performance problems with an acquired firm could also have a material adverse effect on the reputation of our Company as a whole, and any acquired subsidiary could significantly underperform relative to our expectations. For all of these reasons, our pursuit of an overall acquisition strategy or any individual pending or future acquisition may have a material adverse effect on our business, financial condition, results of operations and prospects. Management expects that, for the foreseeable future, shares of our common stock will be a significant component of the consideration for any such acquisition. As we issue stock to complete any future acquisition, existing shareholders will experience ownership dilution.

The Company is and will continue to be exposed to the risks of sub-prime sector lending. Such risks may adversely affect our profits and the valuation of our stock price.

Our acceptance business is primarily a category of lending commonly known as "Sub-prime" in the automobile lending industry. These types of loans may be made to applicants who (i) have not yet established a conventional credit history, (ii) do not qualify for conventional credit, or (iii) who have experienced certain adverse credit events but who meet certain other creditworthiness tests. Such "Sub-prime" loans may experience higher rates of delinquencies, repossessions and losses, especially under adverse economic conditions, as compared with loans originated under a traditional lending program. The Sub-prime market for credit consists of making loans which may not be made by traditional sources of credit, which in the automobile finance business is comprised of insured-deposit taking institutions such as banks, thrifts and credit unions, and finance companies which are "captives" (i.e., finance subsidiaries) of automobile manufacturers. A loan may be considered "Sub-prime" primarily for one, or both, of two reasons: borrower credit considerations and collateral considerations. It is also possible that the Sub-prime automobile finance business is more susceptible to loss than other segments of the Sub-prime lending business generally, such as Sub-prime mortgage lending, due to the mobility and depreciation of the collateral. "Sub-prime" borrowers are likely to be relatively weak credits who may be unable (or unwilling) to repay their loans. A borrower may be considered a "Sub-prime" credit due to limited income, tarnished credit history (e.g., prior bankruptcy, history of delinquent payments on other types of installment credit) or a lack of credit history (i.e., a relatively young individual who has not yet developed a "credit history profile"). "Sub-prime" loans may also have less valuable collateral. Collateral considerations in the Sub-prime automobile market primarily result from our financing of used vehicles. Although depreciation also affects new automobiles, the market value of an automobile which is several years old may be more difficult to ascertain than for a new vehicle since such value will depend on mileage and general condition, which may vary substantially for different vehicles of a similar model year. As a result of all of the foregoing factors, the performance of a Sub-prime portfolio may be more susceptible to performance deterioration than a prime portfolio, since the borrowers, being more marginal credits, are likely to be affected to a greater degree by economic downturns, and since the collateral, often consisting of older, used vehicles, may be more difficult to value.

There are risks associated with security interests. These risks could cause losses that might adversely affect our business.

The perfection of the security interests in the collateral underlying our car loan contracts and the enforcement of rights to realize on the vehicles as collateral are subject to a number of federal and state laws, including the Uniform Commercial Code as in effect in various states. We believe that we will be able to establish a perfected security interest in favor of each vehicle included in our portfolio of car loans. However, statutory liens for repairs or unpaid taxes and other liens arising by operation of law may have priority even over prior perfected security interests in the name of the vehicles. The collateral car underlying the specific car loan may be at risk of partial or total loss. Such losses could in the aggregate adversely affect our business.

There are risks that there could be restrictions on collateral recoveries. If we are unable to recover funds owed, the Company could be adversely effected.

In the event that we must rely on repossession and disposition of vehicles to recover scheduled payments due on defaulted contracts and/or as to which the related obligor has affirmatively indicated an inability or unwillingness to make payment, we may not realize the full amount due on the loan contract (or may not realize the full amount on a timely basis). Other factors that may affect our ability to realize the full amount due on a car financing contract include whether amendments to certificates of title relating to the vehicles have been properly filed, whether financing statements to perfect the security interest in the vehicles had been properly filed, depreciation, obsolescence, damage or loss of any vehicle, and the application of Federal and state bankruptcy and insolvency laws. If any of the foregoing are defective to a material degree, our business could be adversely affected and investors may suffer loss of their investment in our securities.

The bankruptcy regime currently in effect creates risks for the Company. A failure of our ability to collect moneys owed as a result of bankruptcy law could have a material adverse effect on our business.

We intend to take steps in structuring our car loans and perfecting our collateral security interests to ensure that the voluntary or involuntary application for relief under the United States Bankruptcy Code or similar applicable state laws will not result in our car loan collateral from becoming construed as an unsecured general creditor interest. There can be no assurance that the contractual structures and effectiveness of publicly filed liens by us will definitively protect our first priority secured security interests in the vehicle collateral. In the event of a failure of such priority secured security interest, our business could be materially and adversely affected and investors may suffer loss of their investment in our securities.

There exists the risk of increases in delinquencies. Should delinquencies increase, there may be a material adverse effect on the Company’s results of operations.

There can be no assurance that the historical levels of delinquencies and losses experienced by Nice Cars Capital Acceptance and Freedom Auto Acceptance on their car loan portfolios will be indicative of the performance of future loan contracts or that such levels will continue in the future. Delinquencies and losses could increase significantly for various reasons, including changes in the federal income tax laws, changes in the local, regional or national economies as well as unforeseeable causes.

There exists risk related to certain limitations on interest payments and repossessions. Such limitations may cause the Company’s profits to decline.

Generally, under the terms of the Soldiers' and Sailors' Civil Relief Act of 1940, as amended (the "Relief Act"), or similar state legislation, an obligor who enters military service after the origination of the related contract receivable (including an obligor who is a member of the National Guard or is in reserve status at the time of the origination of the Receivable and is later called to active duty) may not be charged interest (including fees and charges) above an annual rate of 6% during the period of such obligor's active duty status, unless a court orders otherwise upon application of the lender. It is possible that such action could have an effect, for an indeterminate period of time, on our ability to collect full amounts of interest on certain of our customer car loan contracts. In addition, the Relief Act imposes limitations that would impair our ability to foreclose (repossess and sell at auction) on an affected receivable during the obligor's period of active duty status. Thus, in the event that such contract receivable goes into default, there may be delays and losses occasioned by our inability to realize upon the financed vehicle in a timely fashion.

There are risks relating to the geographic concentration of the Company’s activities. In the event of an economic downturn in the region, this lack of diversification would prevent the Company from mitigating losses elsewhere.

At the present time, our business is concentrated in a limited number of geographic areas of the United States. Nice Cars does business in Tennessee and Georgia; Freedom Auto Sales does business only in Indiana. Adverse economic conditions in these areas could adversely affect the delinquency, loan loss or repossession experience of our car financing business. As a consequence, our results of operations will depend substantially on local and regional economic conditions and consumer spending habits and preferences, as well as various other factors, such as tax rates and applicable state and local regulation. There can be no assurance that we will be able to expand geographically or that any such expansion will adequately insulate us from the adverse effects of local or regional economic conditions.

Risks Related To Investing In Our Common Stock

Our growth strategy may cause dilution to existing shareholders. This may adversely affect the Company’s stock price.

We plan to make several additional acquisitions involving the issuance of equity securities over the next 12-36 months that could cause significant equity dilution to existing shareholders. We expect to utilize our common stock for our acquisitions in the future. In addition, we expect that most of our acquisitions will require working capital financing to be made available shortly after the acquisition date in order to move the acquired company to a higher level of operations. We currently expect that these financing requirements can be met through private financing arrangements, which may include the issuance of additional equity securities. Our plans to structure these acquisition and financing strategies through issuance of our equity securities could cause dilution to existing shareholders and result in a decline in the value of our common stock and result in a loss of investment value.

The possibility of future sales of our common stock create risks. Additional sales of the Company’s common stock may depress the price of the stock.

Future sales of substantial amounts of our shares of common stock in the public market (or the perception that such sales may occur) could adversely affect market prices of our common stock prevailing from time to time and could impair our ability to raise capital through future sales of our equity securities. A substantial number of our shares of outstanding common stock are freely tradable.

We also may issue our shares of common stock from time to time to raise capital or as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. In addition, we also may grant registration rights covering those shares in connection with any such acquisitions and investments.

Investors may have difficulty selling the common stock. Investors may therefore lose all or a significant portion of their investment.

Our common stock trades on the OTC Bulletin Board. The stock price may be volatile. The sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission may have a substantial adverse effect on any such market. If a market develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors including the following:

•	Our ability to execute our business plan and significantly grow our business;
•	Our ability to generate brand loyalty among target consumer segment car buyers;
•	Increased competition from competitors who offer competing services; and
•	Our financial condition and results of operations.

As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Shareholders also may experience greater difficulties in attempting to sell the stock than if it was listed on a self-regulated national stock exchange or national quotation system.

The Company’s uncertain liquidity creates risks. This may deter potential investors, and depress the price of our stock.

It is uncertain whether any of our securities will be listed on any national securities exchange. Such lack of exchange listing could likely result in an illiquid market for our common stock. There can be no assurance that a secondary market for our common stock or any other securities of any series or class will develop or, if it does develop, that it will provide investors with liquidity of investment or that it will continue for the life of our securities.

We do not anticipate paying cash dividends. This may deter certain investors and adversely affect our stock price.

We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Rather, we intend to retain any cash flow we generate for investment in our business. Accordingly, our common stock may not be suitable for investors who are seeking current income from dividends.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company leases office space in Dallas, Texas.

Nice Cars leases office space and six sales lots in the states of Georgia and Tennessee. The aggregate annual lease payments for these properties will be approximately $591,492. The carrying costs for each of these leases are individually for amounts which the Company does not consider material to the operations of Nice Cars.

Subsequent to the end of the period covered by this Annual Report, in connection with its acquisition of F.S. English, Inc., Manchester Indiana Operations, Inc. entered into three lease agreements with Rick Stanley, the former President of and a significant stockholder in F.S. English, Inc. who now serves as the chief executive officer of Manchester Indiana Operations, Inc. These three lease agreements are for automobile sales lots. The aggregate annual lease payments for these properties will be approximately $450,000. The carrying costs for each of these leases are individually for amounts which the Company does not consider material to the operations of its subsidiary.

Neither the Company nor any of its subsidiaries owns any real estate. The Company does not intend to invest in real estate in the near future. The Company’s subsidiaries may enter into additional leases for new sales locations in the foreseeable future.

Management believes that the leased office space and operations facilities will be sufficient for the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

On November 29, 2006, Lancelot Investors Fund, LP d/b/a Surge Capital (“Surge”) filed a complaint (the “Surge Complaint”) against Manchester Inc. in the Cook County, Illinois, Circuit Court. Through this action, Surge seeks more than $1.8 million in damages from Manchester for an alleged breach of contract. The Surge Complaint states that in early 2006, Manchester and Surge signed an agreement that summarized the terms under which Surge was prepared to provide Manchester with a $300,000,000 secured loan facility (the “Surge Loan Agreement”). The Surge Complaint further alleges that as part of the Surge Loan Agreement, Manchester was required to pay Surge a “break-up fee” of $2,000,000 in the event that Manchester elected to pursue a financing with another party while Surge was prepared to close the loan facility upon terms and conditions substantially similar to those described in the Surge Loan Agreement. The Surge Complaint states that although Surge was prepared to close the loan facility, Manchester obtained financing from another source. Surge is demanding a net payment of $2,000,000, to be reduced by a $175,010.94 deposit Manchester currently holds (for a total of $1,824,989.06). The Company believes that Surge’s allegations and claims are without merit. The Company is vigorously contesting this action. On November 29, 2006, the Company filed a countersuit against Surge, as described below.

On November 29, 2006, the Company filed a suit against Lancelot Investors Fund, LP d/b/a Surge Capital in connection with the contemplated loan facility described above. Pursuant to a Term Sheet executed by the Company and Surge, the Company was required to deposit $250,000 (the “Expense Deposit”) with Surge. In the event that the loan facility was not consummated, Surge was required to return to the Company any unused amount of the Expense Deposit to the Company. When it became apparent that Surge was not issuing the Commitment, the Company sought other sources of financing. The Company has demanded the unused portion of the Expense Deposit ($175,010.94), however, Surge has refused to return this amount. The Company intends to vigorously pursue all rights of legal recourse against Surge to recover amounts due to Company.

Subsequent Event Legal Proceedings

Subsequent to the end of the period covered by this Annual Report, a legal proceeding was commenced against the Company and a separate legal proceeding was commenced against F.S. English, Inc. (the shares of which were acquired by one of the Company’s wholly-owned subsidiaries) and against Rick Stanley, the Chief Executive Officer of two of the Company’s subsidiaries, and formerly a stockholder and Chief Executive Officer of F.S. English, Inc. Prior to the acquisition of F.S. English, Inc. securities by a subsidiary of the Company and its merger into such subsidiary, F.S. English, Inc. was a franchisee of Byrider Franchising, Inc. (“Byrider”). Byrider alleges that it had certain rights that were breached under its franchise agreements with F.S. English, Inc. Byrider has filed a Complaint against the Company in the United States District Court for the Southern District of Indiana, claiming tortious interference with contract and seeking damages to be determined at trial. Byrider has demanded $2,115,167.16 in amounts allegedly owed under the franchise agreements, plus $212,539.82 in back amounts allegedly owed by F.S. English. Byrider has demanded that F.S. English and Rick Stanley submit the dispute to arbitration. The Company and its subsidiary dispute Byrider’s allegations and believe that the Byrider legal actions are without merit. The Company and its subsidiary intend to vigorously defend their position that Byrider waived any and all rights under the franchise agreement and the Company and its subsidiary intend to pursue all rights of recourse and legal remedies against Byrider.

ITEM 4: SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and related Stockholder Matters

The Company’s common stock is traded on the over-the-counter bulletin board under the symbol MNCS.

The following table sets forth for the periods indicated the high and low closing bids for the common shares in U.S. Dollars. These quotations reflect only inter dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions:

	Common Stock
Quarter ended	High	Low
November 30, 2006	8.59	2.90
August 31, 2006	6.81	5.19
May 31, 2006	5.17	4.34
February 28, 2006	4.31	3.92
November 30, 2005	3.94	3.85
August 31, 2005	3.88	3.69
May 31, 2005	3.68	3.36
February 28, 2005 (1)	3.33	3.24

(1) No high-low quotations are reasonably available for the Company’s stock price prior to February 17, 2005; the quotations set forth in the table represent the period from February 17, 2005- February 28, 2005.

The Company’s stock began trading on the over-the-counter bulletin board on November 16, 2004.

Holders of Common Equity

On February 26, 2007, there were 61 holders of record of the Company’s common stock. The Company’s common stock is held of record by several brokerage houses with respect to which it is not commercially feasible to quantify the number of underlying holders with beneficial account-ownership in the Company’s common stock.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend: (1) we would not be able to pay our debts as they become due in the usual course of business; or (2) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	n/a	n/a

Equity compensation plans not approved by security holders	275,000	$3.05	1,225,000

Total	275,000	$3.05	1,225,000

On October 10, 2006, our Board of Directors approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan reserves 1,500,000 shares of our common stock solely for the granting of inducement stock options and other awards.

Recent Sales of Unregistered Securities

On October 4, 2006, the Company issued an aggregate of 6,187,500 restricted shares of the Company’s common stock to Raymond Lyle and Victoria E. Lyle in consideration for the acquisition of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation by the Company.  The issuance of the Company’s shares was exempt from registration with the U.S. Securities and Exchange Commission in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On October 4, 2006, the Company issued 62,500 restricted shares of the Company’s common stock to H&H Associates in consideration for consulting services. The issuance of the Company’s shares was exempt from registration with the U.S. Securities and Exchange Commission in reliance on Section 4(2) of the Securities Act.

ITEM 6: SELECTED FINANCIAL DATA

The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes thereto, the pro foma financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

MANCHESTER, INC
PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
(Stated in U.S. Dollars)

	YEARS ENDED NOVEMBER 30,
		Pro forma	2006		2005		2004
	2006 Audited	Adjustments (unaudited)	Pro forma (unaudited)		Pro forma (unaudited)		Pro forma (unaudited)

Total Net Revenues	$17,255,967	$80,458,742	$97,714,709		$95,311,275		$67,677,525

Loss from continuing operations	$(3,333,229)	$(1,158,367)	$(4,491,596)	(1)	$(6,162,509)	(1)	$(7,287,151)	(1)

Loss per share - continuing operations	$(0.10)	$(0.04)	$(0.14)		$(0.19)		$(0.22)

Total assets	$93,051,951	$(4,938,858)	$88,113,093		$59,344,664		$44,136,954

Total debt	$78,915,460	$(17,633,107)	$61,282,353		$45,475,597		$35,984,839

Stockholders's equity	$14,136,490	$12,694,249	$26,830,740		$13,869,067		$8,152,115

Shares outstanding	32,725,500	32,725,500	32,725,500		32,725,500		32,725,500

Note 1 - includes $4.3 million of a non-cash expense for the amortization of the common stock warrants issued in connection with the Nice Cars acquisition assuming the transaction occurred on December 1, 2005, 2004 and 2003, respectively.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Manchester Inc. should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report. This Annual Report contains certain forward-looking statements and our Company’s future operating results could differ materially from those discussed herein.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Our Company was incorporated on August 27, 2002 under the laws of the state of Nevada. We originally commenced business as an exploration stage mining and mineral resources company. We ceased our mining exploration activities on April 30, 2004, after which we began seeking to acquire an interest in an alternative line of business.

On October 4, 2006 we entered into two agreements for the acquisition of a Buy-Here/Pay-Here enterprise consisting of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation.

As of the end of the period covered by the end of this Annual Report, the Company served as the holding company for Nice Cars, Inc., Nice Cars Capital Acceptance Corporation and Nice Cars Funding LLC. The Company had no other operations other than Nice Cars, Inc., Nice Cars Capital Acceptance Corporation and Nice Cars Funding LLC. Manchester Inc., during the year ended November 30, 2006, planning to operate as a holding company for the acquisitions, hired professional accounting and financial personnel to administer the subsidiaries, manage the loans, prepare financial statements and perform other functions and duties as a centralized corporate office. We intend to transition from a fiscal year ending November 30th to one ending December 31st as soon as feasible.

Our audited financial reports describe the financial condition and results of operations for Nice Cars, Inc., Nice Cars Capital Acceptance Corporation, Nice Cars Funding LLC and Manchester, Inc. on a consolidated basis. However, for purposes of clarity, we include in this Management's Discussion and Analysis of Financial Condition and Results of Operations the financial condition and results of operations of the consolidated company on a pro forma basis (unaudited with respect to fiscal years 2004 and 2005) assuming the acquisition was made at December 1 of each fiscal year reported.

Nice Cars Capital Acceptance Corporation is an affiliate financial services company of Nice Cars, Inc., and was created by Nice Cars, Inc. in order to distinguish vehicle operations from financing activities. Nice Cars Capital Acceptance Corporation purchases the retail sales contracts of Nice Cars, Inc. and assumes all rights and responsibilities with respect to the retail sales contracts. These contracts have varying terms, generally ranging from 36 months to 60 months, with interest charges of up to 26%.

In connection with a loan agreement entered into on September 29, 2006, the Company, its wholly owned subsidiary Nice Cars Funding LLC and certain of its other subsidiaries entered into a Sale and Servicing Agreement on September 29, 2006 (the “Sale and Servicing Agreement”), pursuant to which Nice Cars Capital Acceptance Corporation has agreed to sell all of its rights to receivables (the “Receivables”) to Nice Cars Funding LLC.

The results of operations and balance sheets of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation (collectively, the “Nice Cars Companies”) are reported on a consolidated basis.

UNAUDITED FINANCIAL INFORMATION

 The following unaudited pro forma combined condensed consolidated financial statements have been prepared to give effect to the acquisition of the Nice Cars Companies using the purchase method of accounting, and the assumptions and include the adjustments described in the accompanying notes to the unaudited pro forma combined condensed consolidated financial statements. These pro forma statements were prepared as if the merger had been completed as of December 1, 2005 and December 1, 2004 for statements of operations purposes and as of November 30, 2005 for balance sheet purposes.

These unaudited pro forma combined condensed consolidated financial statements include pro forma statements of operations which are prepared by combining pro forma statements of operations for both Manchester Inc. (“Manchester”) and Nice Cars, Inc. and its related finance company, Nice Cars Capital Acceptance Corporation,, and Nice Cars Funding, LLC (collectively “Nice Cars”). The Company’s pro forma statements of operations was prepared to give effect to Company’s completed acquisition of Nice Cars which was consummated on October 4, 2006.

The unaudited pro forma combined condensed consolidated financial statements are presented for illustrative purposes only and are not necessarily indicative of the financial position or results of operations that would have actually been reported had the merger occurred on December 1, 2005 for statements of operations purposes and as of November 30, 2005 for balance sheet purposes, nor is it necessarily indicative of the future financial position or results of operations. The pro forma combined condensed consolidated financial statements include adjustments, which are based upon preliminary estimates, to reflect the allocation of purchase price to the acquired assets and assumed liabilities of Nice Cars. The final allocation of the purchase price was determined after the completion of the merger and was based upon actual net tangible and intangible assets acquired and liabilities assumed. Any change in the fair value of the net assets of Nice Cars will change the amount of the purchase price allocable to goodwill. Changes in Nice Car's working capital, including the results of operations from December 1, 2005 through the date the merger was completed, will change the amount of goodwill recorded. The final purchase price was dependent on the actual amount of cash paid, the actual number of shares of Manchester, Inc. common stock issued, the actual number of options assumed and actual acquisition costs.

These unaudited pro forma combined condensed consolidated financial statements are based upon the respective historical consolidated and pro forma combined condensed consolidated financial statements of the Company and Nice Cars and should be read in conjunction with the historical consolidated and pro forma combined condensed consolidated financial statements of Manchester Inc. and Nice Cars and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference herein and contained in the reports and other information Manchester and Nice Cars has filed with the U.S. Securities and Exchange Commission including the Manchester Form 8-K filed on October 11, 2006.

The Company’s financial statements for the fiscal years ended November 30, 2005 and 2004, respectively, were audited by Morgan & Company, chartered accountants (“Morgan”). On October 20, 2006, Manchester Inc. (the “Company”) appointed the public accounting firm of Rodefer Moss & Co, PLLC (“Rodefer Moss”) as the new independent auditor of the Company. Prior to such appointment, Rodefer Moss had previously undertaken and completed the three year combined audit of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation in connection with the acquisition of these companies by Manchester Inc. which closed on October 4, 2006. With respect to the inclusion in this report of the audited information pertaining to the Company’s 2005 and 2004 financial statements, the Company is required to obtain the reissuance of audit reports from its prior auditors. Nothing has come to the attention of management that would call into question the validity of the prior audit reports delivered by Morgan. However, Morgan has without explanation declined our request to perform procedures necessary for them to reissue-such reports to the Company. As a result, notwithstanding the audit by Rodefer Moss of the Nice Cars Companies’ financial statements for 2005 and 2004, and the prior authorized filing of the Morgan audit reports for fiscal years ended November 30, 2005 and 2004, respectively, with the Securities and Exchange Commission for such years, the Company must nonetheless present all 2005 and 2004 financial information herein as unaudited. The Company has engaged Rodefer Moss to re-audit the Company’s financial information pertaining to fiscal years 2005 and 2004. The Company has undertaken to complete such re-audit as soon as reasonably possible and upon such completion the Company shall amend and re-file this report with the Securities and Exchange Commission.

CONSOLIDATED PRO FORMA STATEMENTS OF INCOME
(Stated in U.S. Dollars)

	YEARS ENDED NOVEMBER 30,
		Pro forma		2006		2005		2004
	2006 Audited	Adjustments (unaudited)		Pro forma (unaudited)		Pro forma (unaudited)		Pro forma (unaudited)

Revenues:
Net vehicle sales	$14,535,617	$66,615,919		$81,151,536		$75,827,592		$54,154,819
Interest income	2,720,350	13,842,824		16,563,174		15,782,665		11,656,056
Document and service fees	-	-		-		3,701,018		1,866,650
Total Sales	17,255,967	80,458,742	(1)	97,714,709		95,311,275		67,677,525

Cost of sales	8,805,869	37,323,302	(1)	46,129,171		46,426,950		34,084,223

Gross profit	8,450,097	43,135,441		51,585,538		48,884,325		33,593,302

Expenses:
Selling, general and administrative	3,084,402	8,495,286	(1)	11,579,688		10,564,568		7,758,441
Provision for credit losses	5,844,702	23,586,664	(1)	29,431,365		30,249,093		22,939,062
Interest expense	1,918,760	7,790,421	(2)	9,709,181		8,905,376		4,675,483
Depreciation and amortization	935,463	4,497,472	(3)	5,432,934	(3)	5,229,944	(3)	4,830,221	(3)
Financing and other fees	-	-		-		882,617		638,901
Total expenses	11,783,326	44,369,842		56,153,169		55,831,598		40,842,108

Loss before taxes	(3,333,229)	(1,234,401)		(4,567,630)		(6,947,273)		(7,248,807)

Income tax provision (benefit)	-	(76,034)		(76,034)		(784,764)		38,344

Net loss	$(3,333,229)	$(1,158,367)		$(4,491,596)		$(6,162,509)		$(7,287,151)

Note 1- ten (10) months of operations of Nice Cars from December 1, 2005 through September 30, 2006

Note 2 - estimated interest expense for ten (10) months assuming revolving financing secured December 1, 2005

Note 3 - includes $4.3 million on a non-cash expense for the amortization of the common stock warrants issued in the acquisition transaction.

MANCHESTER, INC AND SUBSIDIARIES

CONSOLIDATED PRO FORMA BALANCE SHEETS

(Stated in U.S. Dollars)

			NOVEMBER 30,	NOVEMBER 30,	NOVEMBER 30,
	NOVEMBER 30,	Pro forma	2006	2005	2004
	2006 Audited	Adjustments (unaudited)	Pro forma (unaudited)	Pro forma (unaudited)	Pro forma (unaudited)
ASSETS

Total Current Assets	$68,214,837	$(1,000,000)	$67,214,837	$57,626,829	$40,184,120

Property, plant and equipment, net	914,059	-	914,059	721,928	786,355

Total Other Assets	23,923,054	(3,938,858)	19,984,196	13,334,600	15,505,172

Total Assets	$93,051,951	$(4,938,858)	$88,113,093	$71,683,357	$56,475,647

LIABILITIES

Total Current Liabilities	75,940,330	(17,633,107)	58,307,223	41,683,699	32,748,151

Total Long-term Liabilities	2,975,130	-	2,975,130	3,791,898	3,236,688

Total Liabilities	78,915,460	(17,633,107)	61,282,353	45,475,597	35,984,839

STOCKHOLDERS’ EQUITY

Total Stockholders’ Equity	14,136,490	12,694,249	26,830,740	26,207,761	20,490,808

Total Liabilities and Stockholders Equity	$93,051,951	$(4,938,858)	$88,113,093	$71,683,357	$56,475,647

The accompanying notes are an integral part of these interim financial statements

NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Pro Forma Presentation

The unaudited pro forma combined consolidated financial statements are presented to give effect to the acquisition of Manchester, Inc. and Nice Cars as if the merger had been consummated on December 1, 2005 The unaudited pro forma consolidated statement of operations has been prepared by combining the historical audited consolidated combined financial statements of Nice Cars for the years ended December 31, 2005 and 2004, giving affect of the actual results of operations for the respective months of December in each fiscal year and giving effect to certain pro forma adjustments contained therein. The unaudited pro forma consolidated balance sheet at November 30, 2005 and 2004 have been prepared by combining the historical audited consolidated combined financial statements of Nice Cars at December 31, 2005 and 2004, giving affect of the actual results of operations for the respective months of December in each fiscal year and giving effect to certain pro forma adjustments contained therein. These pro forma consolidated financial statements are incorporated by reference to this filing.

2.     Pro Forma Adjustments

Certain reclassifications have been made to conform Nice Cars' historical and pro forma amounts to Manchester, Inc.’s financial statement presentation.

The accompanying unaudited pro forma combined condensed consolidated financial statements have been prepared as if the merger was completed on November 30, 2005 and 2004 for balance sheet purposes and as of December 1, 2005 and 2004 for statements of operations purposes and reflect the following pro forma adjustments:

2006 Compared to 2005 (pro forma basis Unaudited)

On a pro forma basis, revenues increased $2,403,435, or 2.5%, for the year ended November 30, 2006 as compared to 2005, principally as a result of (i) increase in the number of units sold realizing an increase in sales of approximately $5.3 million (ii) increase in interest income of $.8 million or 5 % due to an increase in average gross accounts receivable and contracts receivable offset by a lower average yield, and (iii) decrease in service fee and document fee income of approximately $3.7 million.

Total net revenues increased 2.5% in 2006 compared to revenue growth of 40.8% in 2005. In late 2005, the Company discontinued the service of assessing administrative documentation fees as a result of local pressure and potential risk that the fees would be disallowed in pending court cases at that time.

Cost of sales, as a percentage of vehicle sales, decreased from 48.7 % to 47.4 % in 2006 from 48.7 in 2005.

Selling, general and administrative expense, as a percentage of revenues, increased .7 % from 11.0% in 2006 from 10.3% in 2005. The increase in expenses was primarily attributed to increase in personnel and related benefits, higher professional services expenses and higher real estate lease expenses.

Provision for credit losses, as a percentage of revenues, decreased .6% to 30.1% in 2006 from 31.7% in 2005.

Interest expense, as a percentage of revenues, increased .6% to 9.3% in 2006 from 9.9% in 2005. The increase was principally the result of higher average borrowing levels and higher average interest rates on the credit facility during 2006 and 2005.

2005 Compared to 2004 (pro forma basis Unaudited)

Revenues increased $ 27,633,750, or 40.8%, for the year ended November 30, 2005 as compared to 2004, principally as a result of (i) increase in the number of units sold realizing an increase in revenues of $21.7 million, (ii) increase in interest income of $4.1 millions or 35% due to an increase in average gross accounts receivable and contracts receivable offset by a lower average yield, and (iii) increase in the service and document fees income of $1.8 million. Additional sales lots were opened in 2005 as compared to 2004.

Revenues increased 40.8% in 2005 compared to revenue growth of 32.7% in 2004. The primary reason for the significant increase in sales revenues was primarily due to the change in the marketing strategies whereby the Company maintained fewer car lots, but larger car lots with a larger selection of cars for the customer to chose. Additionally, the Company introduced during 2005 the “rebate” style of selling vehicles where a portion of the selling price was rebated back to the customer in the form of cash or to be applied towards any down payment requirement.

Cost of sales, as a percentage of vehicle sales, decreased 1.7% from 48.7% in 2005 from 50.4% in 2004.

Selling, general and administrative expense, as a percentage of revenues, decreased .4% to 10.3% in 2005 from 10.7% in 2004.

Provision for credit losses, as a percentage of revenues, decreased 1.6% to 31.7% in 2005 from 33.9% in 2004.

Interest expense, as a percentage of revenues, increased 2.7% to 9.3% in 2005 from 6.9% in 2004. The increase was principally the result of higher average borrowing levels and higher average interest rates on the credit facility during 2005.

	Fiscal Years ended November 30,			% Change		As a % of revenues
Operating Statement:	2006 (Audited)	2005 (Unaudited)	2004 (Unaudited)	2006 vs. 2005 (Unaudited)	2005 vs. 2004 (Unaudited)	2006 (Audited)	2005 (Unaudited)	2004 (Unaudited)
Revenues:
Vehicles sales	$81,151,536	$75,827,592	$54,154,819	7.0%	40.0%	83.0%	79.6%	80.0%
Interest income and other fees	16,563,174	19,483,683	13,522,706	-15.0%	44.1%	17.0%	20.4%	20.0%
Total Sales Revenues	97,714,709	95,311,275	67,677,525	2.5%	40.8%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	46,129,171	46,426,950	34,084,223	-0.6%	36.2%	47.2%	48.7%	50.4%
Provision for credit losses	29,431,365	30,249,093	22,939,062	-2.7%	31.9%	30.1%	31.7%	33.9%
Selling, general and administrative	11,579,688	10,564,568	7,758,441	9.6%	36.2%	11.9%	11.1%	11.5%
Interest expense	9,709,181	8,905,376	4,675,483	9.0%	90.5%	9.9%	9.3%	6.9%
Financing and other fees	-	882,617	638,901			-%	0.9%	0.9%
Depreciation and amortization	5,432,934	5,229,944	4,830,221	3.9%	8.3%	5.6%	5.5%	7.1%
Income before taxes	$(4,567,630)	$(6,947,273)	$(7,248,807)			(4.7)%	(7.3)%	(10.7)%

Liquidity and Capital Resources (pro forma basis)

The following table sets forth certain summarized historical information with respect to the combined Manchester Inc. and Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation statements of cash flows.

CONSOLIDATED CONDENSED PRO FORMA CASH FLOW STATEMENT

Stated in U.S. Dollars

	Year Ended November 30,
	2006 (Audited)	2005 (Unaudited)
Net income (loss)	(4,491,596)	(6,162,509)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Provision for credit losses	6,679,589	1,263,223
Depreciation and amortization	5,432,934	5,229,944

Changes in assets and liabilities:	(16,474,466)	(18,278,278)

Net cash used in operating activities	(8,853,538)	(17,947,621)

Net cash (used) provided in investing activities	(24,613,355)	(2,292,549)

Net cash provided in financing activities	33,221,628	21,046,750

Increase (decrease) in cash and cash equivalents	(245,266)	806,581

Cash and cash equivalents at beginning of year	866,875	60,294
Cash and cash equivalents at end of period	$621,609	$866,875

The Company generates cash flow from net income from operations. Most or all of this cash is used to fund finance receivables growth. To the extent finance receivables growth exceeds net income from operations, the Company generally will increase borrowings primarily from its third party credit facilities.

$300 Million Commitment

The Company executed a commitment letter dated September 28, 2006 pursuant to which the Lender committed to provide up to $300 million in revolving warehouse Financings for a roll up strategy to acquire captive subprime Buy-Here/Pay-Here auto receivables origination and collection businesses nationwide. There is no limit to the number of Financings, provided that no Financing shall be in an amount in excess of $100 million, unless approved by the Lender. Each Acquisition and Financing pursuant to the Commitment shall be subject to the Lender’s approval.

Pursuant to the Commitment, the Company may pay the Lender a total Commitment Fee of $6 million to the extent that the entire Commitment is funded. In addition, the Company has agreed to grant the Lender Warrants entitling the holder to acquire up to four million shares of the Company’s common stock. The Warrants are exercisable at a strike price of $3.00 per share. The Company will grant certain registration and anti-dilution rights to the Lenders under the Warrants, provided that the Warrants will not be exercisable for a minimum period of 60 days following the date of closing of the Commitment, together with other rights and restrictions to be defined in the definitive Warrant agreements, as yet to be executed as of the date of this Annual Report.

$75 Million Loan Agreement

The Company’s first use of the Commitment was made in the amount of a $75 million loan facility which was established through the Company’s special purpose wholly-owned subsidiary, Nice Cars Funding, LLC, referred to as the “Borrower” under the terms of the Loan Agreement. Under the terms of the $75 million loan facility, the Lender, upon request, will from time to time (but not more often than once per week), until maturity at September 28, 2009, make advances to the Borrower. The Interest on the Loan will accrue at an interest rate equal to the lesser of: (i) the greater of (x) Prime Rate (as determined daily) plus 9% or (y) 17% per annum; or (ii) the maximum rate which may be legally charged under applicable usury law. The Company drew down approximately $54 million of this loan facility to fund the Acquisition of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation.

The Company believes that the advances drawn on the Loan on the basis of collateralized receivables will be sufficient to fund the growth of the Company’s operations as well as cover all payments due on the Loan for the foreseeable future.

The maximum amount that may be drawn under the Loan may not, in aggregate amount, exceed at any time the outstanding amount equal to the lesser of: (a) $75 million; or (b) the Availability on Eligible Receivables. Such Availability on Eligible Receivables will be generally determined as an amount equal to (i) 80% under the initial advance made under the Loan Agreement, and thereafter 60%; multiplied by (ii) the Net Pool Balance as of such date. The Net Pool Balance is calculated as the sum of (a) the outstanding principal balance of all Eligible Receivables; minus (b) all other matured and unpaid amounts due to the Borrower relating to the Eligible Receivables (including, without limitation, unearned finance charges, time price differentials, insurance fees and other fees and charges related thereto. Eligible Receivables are generally defined as receivables which have not more than 60 days past due, have an interest rate of at least 25% per annum payable no less frequently than monthly along with additional qualification attributes; will not cause the weighted average age (by unpaid principal balance, based on model year) of all Eligible Receivables to exceed eight (8) years; and the contribution of the Receivable will not cause the weighted average mileage (by unpaid principal balance, at the time of sale) of all Eligible Receivables to exceed 95,000 miles.

The Company must make payments on the Loan if at any time the amount advanced by Lender to Borrower exceeds the maximum amount that may draw on the Loan. In such event, the Borrower must immediately and without notice, repay to Lender an amount sufficient to eliminate the excess, or, at Lender’s option, assign and deliver additional Eligible Receivables sufficient to cover the deficiency.

The Borrower may, at any time, terminate financing under the Loan Agreement and prepay the indebtedness in full by providing the Lender with written notice at least ninety (90) calendar days prior to the specific date upon which Borrower intends to cease financing and prepay the indebtedness in full. In the event of termination of the Loan prior to September 28, 2009, the Borrower will pay Liquidated Damages in amount equal to the product of (i) the “minimum interest charge under the Loan" multiplied by (ii) the number of months remaining from the date of the Lender's receipt of the termination notice until September 28, 2009. The “minimum interest charge under the Loan” shall equal the product of (i) the average principal balance of the Loan during the six (6) months immediately preceding the Lender's receipt of the termination notice multiplied by (ii) 1.50%.

In the event of a default of performance of the Loan Agreement by the Borrower, the Borrower shall pay Lender interest on the daily outstanding balance of the Loan at the Default Rate, which will be determined as 5% in excess of the greater of: (x) the prime rate plus 9%; and (y) 17% per annum. An event of default will occur if (a) the Borrower fails to pay the principal component of the Loan or any interest thereon when due and payable, (b) the Borrower fails to pay any indebtedness when due and payable within five (5) calendar days after the same becomes due and payable; (c) any default occurs by the Borrower, the Company or any related party under any ancillary documentation executed in connection with the Loan; (d) any default occurs by any related party to Borrower in respect of indebtedness; (e) any material adverse effect; and (f) other customary conditions of default. Upon an event of default, all Indebtedness shall immediately be due and payable and interest will accrue at the Default Rate. The Lender will have several rights and remedies in the event of a default, including the sale of collateral Receivables.

As inducement for the Lender to enter into the Loan, the Borrower has irrevocably granted to a collateral agent acting on behalf of the Lender and affiliates, a first and continuing security interest in all of the Borrower’s right, title and interest in and to all receivables, property and assets of Borrower. The Company and the Borrower have established customary receivables custody, collateral agency, and servicing arrangements for payments of receivables to be deposited into blocked accounts and the return of paid-up receivables to the Company. The Company has guaranteed all of the obligations of the Borrower. The Borrower has also agreed to customary covenants and negative covenants, which include, among other requirements, to protect the first priority security interest in the receivables as collateral for the Lender and maintain the corporate good standing of the Borrower. The Borrower has agreed to pay all costs and expenses of the Lender and its affiliates in connection with the Loan. The Borrower has also granted indemnification to the Lender and the Collateral Agent in respect of all claims and losses incurred or asserted in connection with the Loan against the Lender, its affiliates or the Collateral Agent, except in the case of gross negligence or willful misconduct.

The Company and its subsidiaries have each agreed to guaranty Loans made under the Loan Agreement up to an amount not exceeding ten percent of the amount of the Loan outstanding from time to time, pursuant to the terms of a Guaranty which closed September 28, 2006. The Guarantors have also entered into a Security Agreement with the Lender and the Collateral Agent pursuant to which each Guarantor has granted to the Collateral Agent and its successors and assigns, for the security and benefit of the Lender, a first priority security interest in and mortgage lien on all of the property of the Guarantors.

In connection with the Loan Agreement, the Borrower, the Company and certain of its other subsidiaries have entered into a Sale and Servicing Agreement (the “Sale and Servicing Agreement”), pursuant to which a subsidiary of the Company has agreed to sell all of its rights to receivables (the “Receivables”) to the Borrower. Pursuant to this Sale and Servicing Agreement, the Company shall serve as the servicer for all Receivables, acting as agent, and shall manage service and make collections on the Receivables. The Company has agreed to comply with the terms and conditions of a servicing guideline and a credit and collection policy provided by the Lender.

Effect of Inflation

Inflation has not historically been a significant factor affecting the Company’s results.

Seasonality

The automobile sales and finance business is seasonal in nature. Many of the operating expenses of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation, such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. The month of February is historically the busiest time for car and truck sales as many of the Company's customers use income tax refunds as a down payment on the purchase of a vehicle.

Off-Balance Sheet Arrangements

As of the end of the period covered by this Annual Report, the Company was not a party to any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

Contractual Obligations	Payments due by period

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable - stockholders	$9,871,996	$9,871,996	$-	$-	$-
Notes payable - other	4,619,741	4,619,741	-	-	-
Capital lease obligations	282,539	215,151	67,389	-	-
Operating leases	1,752,204	573,092	786,184	392,928	-

Total	$16,526,480	$15,279,979	$853,573	$392,928	$-

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk on its financial instruments from changes in interest rates. In particular, the Company has exposure to changes in the prime rate. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company’s earnings are determined by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. A change in market interest rates could have an adverse effect on the Company’s profitability. Interest on the Company’s $75 million loan borrowed in connection with its October 4, 2006 acquisitions of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation will accrue on drawn principal at an interest rate equal to the lesser of: (i) the greater of (x) prime rate (as determined daily) plus 9% or (y) 17% per annum; or (ii) the maximum rate which may be legally charged under applicable usury law. The Company intends to charge the highest legally permissible interest rates on the notes issued in connection with the sales of its automobiles, however, if the foregoing formulation for the calculation of interest applicable to the Company’s Loan equals or exceeds the rate of interest that the Company may legally charge its customers, the Company may incur net interest losses. The applicable rates of interest will also vary state-by-state in accordance with applicable usury laws which could adversely affect the Company’s ability to maintain profitable operations in respect of the differential in rates which the Company may charge its customers and service interest payments on the Loan. An increase in prime rate will generally reduce Company net revenues. However, a decrease in prime rate will not necessarily increase Company net revenues as the applicable interest rate on the Company’s Loan indebtedness will be subject to the rate adjustments discussed above which could be applied under the component of the formulation which does not include prime rate.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and accountant’s report are included in Item 8 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Manchester, Inc. and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Manchester, Inc. and Subsidiaries as of November 30, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manchester, Inc. and Subsidiaries as of November 30, 2006 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and in our report dated March 8, 2007, we disclaimed an opinion on management’s assessment of the effectiveness of internal control over financial reporting and disclaimed an opinion on the effectiveness of internal control over financial reporting due to management’s inability to complete its documentation, testing and remediation of a significant portion of its internal control processes on a timely basis and our inability to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting.

Rodefer Moss & Co, PLLC

Knoxville, Tennessee
March 8, 2007

MANCHESTER, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	NOVEMBER 30,	NOVEMBER 30,	NOVEMBER 30,
	2006	2005	2004
	(Audited)	(Unaudited)	(Unaudited)
ASSETS

Cash and cash equivalents	$621,609	$777	$65,421
Refundable deposits	2,367,703	-	-
Accounts and contracts receivable, net	61,612,291	-	-
Inventory	3,394,276	-	-
Prepaids and other assets	218,959	1,330	650
Property, plant and equipment, net	914,059	-	-
Goodwill	9,479,356	-	-
Deferred loan costs, net	14,309,709	-	-
Deferred state income taxes	133,989	-	-
Total Assets	$93,051,951	$2,107	$66,071

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$627,639	$11,050	$12,833
Accrued liabilities and expenses	534,798	-	-
Revolving line of credit	56,948,557	-	-
Notes payable	4,619,741	96,361	88,126
Notes payable stockholders	9,871,996	-	-
Reserve for repairs	6,060,987	-	-
Capital leases payable	251,743	-	-
Total Liabilities	78,915,460	107,411	100,959

STOCKHOLDERS’ EQUITY

Common Stock
Authorized:
100,000,000 common shares, par value $0.001 per share, 32,726,500, 33,137,500 and 33,137,500 shares issued and outstanding at November 30, 2006, 2005 and 2004, respectively	32,726	33,138	33,138
Additional paid in capital	17,615,747	40,312	40,312
Retained earnings	(3,511,983)	(178,754)	(108,338)
Total Stockholders’ Equity	14,136,490	(105,304)	(34,888)
Total Liabilities and Stockholders Equity	$93,051,951	$2,107	$66,071

 The accompanying notes are an integral part of these financial statements

MANCHESTER, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Stated in U.S. Dollars)

	YEARS ENDED NOVEMBER 30,
	2006	2005	2004
	(Audited)	(Unaudited)	(Unaudited)

Revenues:
Net vehicle sales	$14,535,617	$-	$-
Interest income	2,720,350	-	-
Total income	17,255,967	-	-

Cost of sales	8,805,869	-	-

Gross profit	8,450,098	-	-

Expenses:
Selling, general and administrative	3,084,402	65,318	50,710
Provision for credit losses	5,844,702	-	-
Interest expense	1,918,760	5,098	101
Depreciation and amortization	935,463	-	-
Total expenses	11,783,327	70,416	50,811

Loss before taxes	(3,333,229)	(70,416)	(50,811)

Income tax provision (benefit)	-	-	-

Net loss	$(3,333,229)	$(70,416)	$(50,811)

Net loss per share applicable to common shareholders
Basic and diluted	$(0.10)	$-	$-

Weighted average number of common shares and common share equivalent outstanding	33,103,167	33,137,500	33,137,500

The accompanying notes are an integral part of these financial statements

MANCHESTER, INC. and SUBSIDARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Number		Additional		Total
	of Shares	Par	Paid-In	Accumulated	Shareholders’
	Issued	Value	Capital	Deficit	Equity

Balance as of December 1, 2003 (Unaudited)	33,137,500	$33,138	$40,312	$(57,527)	$15,923

Net loss				(50,811)	(50,811)

Balance as of November 30, 2004 (Unaudited)	33,137,500	$33,138	$40,312	$(108,338)	$(34,888)

Net loss				(70,416)	(70,416)

Balance as of November 30, 2005 (Unaudited)	33,137,500	$33,138	$40,312	$(178,754)	$(105,304)

Issuance of warrants to lender			13,064,498		13,064,498

Common stock options for service			117,500		117,500

Cancellation of common shares	(6,662,000)	(6,662)	6,662		-

Issuance of common shares in acquisition of Nice Cars, Inc.	6,250,000	6,250	4,386,775		4,393,025

Net loss				(3,333,229)	(3,333,229)

Balance as of November 30, 2006 (Audited)	32,725,500	$32,726	$17,615,747	$(3,511,983)	$14,136,490

The accompanying notes are an integral part of these financial statements

MANCHESTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November 30,
	2006	2005	2004
	(Audited)	(Unaudited)	(Unaudited)

Net Loss	$(3,333,229)	$(70,416)	$(50,811)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for credit losses	620,029	-	-
Depreciation and amortization	935,463	-	-

Changes in assets and liabilities:
Increase in refundable deposits	(2,367,703)	-	-
Increase in accounts and contracts receivable, net	(1,594,335)	-	-
Increase in inventory	(488,657)	-	-
Increase in prepaids and other current assets	(217,629)	(680)	(650)
Increase (decrease) in accounts payable	43,279	(1,783)	8,353
Increase in accrued interest	153,340	-	-
Increase in accrued expenses	381,458	-	-
Net cash used in operating activities	(5,867,983)	(72,879)	(43,108)

Cash flows from investing activites:
Acquisition of business, net of cash acquired	(17,414,494)	-	-
Purchase of property, plant and equipment	(291,027)	-	-
Net cash used in investing activities	(17,705,521)	-	-

Cash flows from financing activites
Deferred loan costs incurred	(2,086,961)	-	-
Payment on notes payable	(34,851,732)	-	-
Proceeds from loans	61,176,686	8,235	88,126
Proceeds from capital leases, net	62,836	-	-
Payments on stockholder loans	(106,493)	-	-
Net cash provided in financing activities	24,194,336	8,235	88,126

Increase (decrease) in cash and cash equivalents	620,832	(64,644)	45,018

Cash and cash equivalents at beginning of year	777	65,421	20,403

Cash and cash equivalents at end of period	$621,609	$777	$65,421

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,759,985	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

 The accompanying notes are an integral part of these interim financial statements

MANCHESTER, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2006	2005	2004
	(Audited)	(Unaudited)	(Unaudited)

Supplemental disclosures of non-cash investing and financing activities:
Stock warrants issued to lender	$13,064,498	$-	$-

Stock issued to acquire business	$4,393,025	$-	$-

Notes issued to acquire business	$9,372,095	$-	$-

Relative fair value of common stock options issued for services	$117,500	$-	$-

The accompanying notes are an integral part of these interim financial statements

MANCHESTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006 (Audited), 2005 (Unaudited) and 2004 (Unaudited)

NOTE 1.	ORGANIZATION, OPERATION AND BASIS OF PRESENTATION

The Company was incorporated on August 27, 2002 under the laws of the state of Nevada. The Company commenced business as an exploration stage mining and mineral resources company. During that time, the Company had been determined to be a development stage company under the definition of SFAS 7. The mining exploration activities ceased on April 30, 2004 and subsequently the Company began looking for an alternative line of business. In 2006 the Company began principal operations and ended its status as an exploration stage company.

On October 4, 2006, the Company acquired a Buy-Here/Pay-Here used car sales enterprise. The transaction consisted of the acquisition of Nice Cars, Inc., car sales company and Nice Cars Capital Acceptance Corporation, an affiliate credit acceptance company (collectively, the “Nice Cars Acquisition”) by two of the Company’s wholly-owned subsidiaries Nice Cars Operations Acquisition Co, Inc. and Nice Cars Acceptance Acquisition Co, Inc. (collectively, the “Manchester Nice Cars Acquisition Subsidiaries”). Nice Cars, Inc. was incorporated under the laws of the state of Georgia on May 21, 1998. Nice Cars Capital Acceptance Corporation was incorporated under the laws of the state of Georgia on May 10, 2000. The operations for the two months ended November 30, 2006 are included in the consolidated statement of income.

The Company paid $18,051,054, incurred $9,372,095 in notes payable to the prior stockholders and issued 6.25 million shares of the Company’s common stock to acquire Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation. As part of the purchase price, the Company also agreed to the assumption of certain obligations and liabilities. The Company acquired Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation pursuant to the terms of two share purchase and exchange Agreements.

For federal income tax reporting, the company will file consolidated income tax returns. For state income and franchise tax reporting, Manchester, Inc. and Nice Cars are separate legal entities with each company filing separate state tax returns.

Nice Cars has operating locations in Tennessee and Georgia. The Nice Cars corporate and administrative offices are located in Fort Oglethorpe, Georgia. The corporate and administrative offices of Manchester, Inc. are located in Dallas, Texas.

The Company’s financial statements for the fiscal years ended November 30, 2005 and 2004, respectively, were audited by Morgan & Company, chartered accountants (“Morgan”). On October 20, 2006, Manchester Inc. (the “Company”) appointed the public accounting firm of Rodefer Moss & Co, PLLC (“Rodefer Moss”) as the new independent auditor of the Company. Prior to such appointment, Rodefer Moss had previously undertaken and completed the three year combined audit of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation in connection with the acquisition of these companies by Manchester Inc. which closed on October 4, 2006. With respect to the inclusion in this report of the audited information pertaining to the Company’s 2005 and 2004 financial statements, the Company is required to obtain the reissuance of audit reports from its prior auditors. Nothing has come to the attention of management that would call into question the validity of the prior audit reports delivered by Morgan. However, Morgan has without explanation declined our request to perform procedures necessary for them to reissue-such reports to the Company. As a result, notwithstanding the audit by Rodefer Moss of the Nice Cars Companies’ financial statements for 2005 and 2004, and the prior authorized filing of the Morgan audit reports for fiscal years ended November 30, 2005 and 2004, respectively, with the Securities and Exchange Commission for such years, the Company must nonetheless present all 2005 and 2004 financial information herein as unaudited. The Company has engaged Rodefer Moss to re-audit the Company’s financial information pertaining to fiscal years 2005 and 2004. The Company has undertaken to complete such re-audit as soon as reasonably possible and upon such completion the Company shall amend and re-file this report with the Securities and Exchange Commission.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Manchester, Inc. and its subsidiaries. The Consolidated Statements of Income include Manchester, Inc for the year ended November 30, 2006 and the operations of Nice Cars for the two months ended November 30, 2006. All intercompany accounts and transactions have been eliminated.

Revenue, Costs and Expense Recognition

The Company recognizes revenues from vehicle sales, and the related cost of sales, upon delivery to the customer.

Interest and discount income are recognized using the effective interest method, as payments are received on the sales contracts. Interest and discount income are suspended when a contract is two payment periods (weekly, bi-weekly or monthly) delinquent. Recognition of interest and discount income resumes if the contract becomes contractually current. Past-due interest and discount income are also recognized at that time. In addition, a detailed review of contracts receivable will cause earlier suspension of recognition of interest and discount income if collection is doubtful, or if other facts related to the contracts become known.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

Revenue, Costs and Expense Recognition-Continued

Contracts receivable are reported at their outstanding principal balances, net of amounts estimated to be uncollectible, deferred interest on the purchased contracts, and sales taxes due from customers but not payable to the applicable states until collected.

Allowance for uncollectible contracts is increased by charges to income, and decreased by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based upon the Company’s past loss experience, known and inherent risk, adverse situations that may affect the customer’s ability to make payments as agreed, the estimated fair market value of the underlying collateral, and current economic conditions. Contracts receivable are classified as delinquent after one missed payment. After two missed payments, repossession proceedings of the collateral underlying the contract are commenced. Upon repossession of the collateral, the contract is charged off.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market on a specific identification basis.

Property, Plant and Equipment

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for additions and improvements that significantly extend the lives of assets are capitalized. Upon the sale or other retirement of depreciable property, the cost and accumulated depreciation are eliminated from the related accounts and any gain or loss is reflected in operations. Depreciation is computed on the straight line and accelerated methods over the estimated useful lives of the depreciable assets, which range from 3-10 years.

Per Share Amounts

The basic net income (loss) per common share has been computed based upon the weighted average number of shares of Common Stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average number of shares of Common Stock outstanding and shares that would have been outstanding assuming the issuance of Common Stock for all potentially dilutive securities outstanding. The Company’s outstanding stock options and warrants represent the only potentially dilutive securities outstanding. The amount of net loss used in the calculations of diluted and basic income (loss) per common share was the same for each respective year presented. Diluted net loss per common share is equal to the basic net loss per common share for the years ended November 30, 2006, 2005, and 2004 as common equivalent shares from stock options and stock warrants would have an anti-dilutive effect because of the loss from continuing operations. As of November 30, 2006, there were 4,050,000 of potentially dilutive securities from vested options and warrants.

Stock Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees,” and related interpretations. This method does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the Common Stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based upon the fair value of the securities issued or the services received, whichever is more reliably measurable.

Had compensation cost for the stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the pro forma basic and diluted net loss per common share would have been as follows:

	2006 (Audited)	2005 (Unaudited)	2004 (Unaudited)

Net loss applicable to common shareholders	$(3,333,229)	$(70,416)	$(50,811)
Deduct: Stock based employee compensation expense	117,500	-	-

Pro forma net loss applicable to common shareholders	$(3,215,729)	$(70,416)	$(50,811)
Basic and diluted net loss:
As reported	$(0.10)	$-	$-
Pro forma	$(0.10)	$-	$-

Income Taxes
Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of the assets and liabilities and are measured using the enacted rates expected to be apply in the years in which these temporary differences are to be recovered or settled.

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of any taxes currently due, plus deferred taxes. Deferred taxes are derived primarily from timing differences in the deductibility of bad debts for financial and income tax reporting, and operating losses that are available to offset future state taxable income. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company may be audited by taxing authorities. These audits could result in proposed assessments of additional taxes. The Company believes that its tax positions comply in all material aspects with the applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from those of the Company, which could result in the imposition of additional taxes.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

Advertising

The Company expenses advertising production and communication costs as they are incurred. The total advertising expense for the year ended November 30, 2006 was $472,228.

Deferred loan costs

Loan and debt issuance costs related to financings are stated at cost and are amortized over the life of the obligation using methods approximating the interest method. Upon retirement of the related debt, any unamortized loan costs are charged to expense.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standard No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), by issuing SHARE-BASED PAYMENT ("SFAS 123(R)"). SFAS 123(R) requires us to recognize, in the determination of income, the grant date fair value of all stock options and other equity based compensation issued to employees. In April 2006, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS No. 123(R), which will require the Company to adopt SFAS No. 123(R) no later than January 1, 2006. The statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.

Statement of Financial Accounting Standards No. 151, INVENTORY COSTS, an amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004 and becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2006. The statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The Company does not expect that SFAS 151 will have any effect on future financial statements.

Statement of Financial Accounting Standards No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154) was issued in May 2006 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The Company does not expect that SFAS 154 will have any significant effect on future financial statements.

Statement of Financial Accounting Standards No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, was issued in February 2006 and is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Certain parts of this Statement may be applied prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not expect that SFAS 155 will have any significant effect on future financial statements.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

New Accounting Pronouncements - continued

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT NO. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

NOTE 3.	ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Contracts receivable are recorded at their outstanding principal balances, reduced by any charge-offs or specific valuation accounts, deferred interest and sale taxes due from customers. The Company finances vehicle sales to selected customers over periods ranging from 12 to 54 months, with interest at 26%. The allowance for uncollectible accounts is based upon the Company’s historical loss percentage relative to the fair value of the contracts’ underlying collateral.

The estimated future maturities of contracts receivable at November 30, 2006 (*) using forty eight months as the average contract term remaining, are as follows:

Year ended November 30, 2006 (Audited)	Gross contracts receivable	Unearned finance charges and sales taxes	Principal balance

2007	$70,497,869	$(26,382,124)	$44,115,744
2008	45,003,618	(16,841,517)	28,162,101
2009	18,789,829	(7,031,640)	11,758,189
2010	2,615,937	(978,951)	1,636,986
2011	773,650	(289,520)	484,130

Total	$137,680,903	$(51,523,752)	$86,157,151

Allowance for credit losses			(25,544,860)

Total			$61,612,291

(*) The Company acquired Nice Cars on October 4, 2006 and as a result thereof is not reporting the prior years of 2005 and 2004. All accounts receivable and contracts receivable are attributed to the Nice Cars subsidiaries.

The above tabulation should not be regarded as a forecast of future cash collections.

The provision for credit losses at November 30, 2006 was $24,544,860 and represents 28.5% of the net principal balance.

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at November 30, 2006, 2005 and 2004 consisted of the following:

	November 30,
	2006 (Audited)	2005 (Unaudited)	2004 (Unaudited)

Furniture and fixtures	$67,211	$-	$-
Equipment	2,167,903	-	-
Leasehold improvements	440,551	-	-
Buildings	108,341	-	-
	2,784,017	-	-
Less: accumulated depreciation	(1,869,955)	-	-
Property, plant and equipment, net	$914,059	$-	$-

NOTE 5.	DEFERRED LOAN COSTS AND COMMON STOCK WARRANTS

Deferred Loan Costs at November 30, 2006 consists of common stock warrants that were issued to the lender, Palm Beach Multi-Strategy Fund, LLP on October 4, 2006 as incentive to complete the acquisition transaction with Nice Cars. The 4,000,000 warrants were valued using the Black-Scholes pricing model with an exercise price of $3.00 and a weighted average common per share price of $3.27. The amortization period is 36 months, the length of the loan duration per share.

November 30,
2006 (Audited)

Gross value of warrants issued	$13,064,498

Loan expenses	2,086,962

Total	15,151,460

Less: amortization expense	(841,751)

Balance of deferred loan costs	$14,309,709

NOTE 6.	REVOLVING LINE OF CREDIT

The Company has a $75 million revolving line of credit with Palm Beach Multi-Strategy Fund L.P. with an outstanding balance of $56,948,557 at November 30, 2006. The line of credit matures on September 28, 2009 and is secured by accounts receivable, inventory and all assets of the Company. Interest on the Nice Cars Loan will accrue at an interest rate equal to the lesser of: (i) the greater of (x) prime rate (as determined daily) plus 9% or (y) 17% per annum; or (ii) the maximum rate which may be legally charged under applicable usury law.

NOTE 7.	NOTES PAYABLE

Notes payable at November 30, 2006, 2005 and 2004 were outstanding as follows:

	November 30,
	2006	2005	2004
	(Audited)	(Unaudited)	(Unaudited)

Unsecured promisory demand notes with one lender, dated from December 2005 through November 30, 2006 with interest of 6%.	$4,437,204	$-	$-

Unsecured financing agreement with 1st. Insurance Funding payable in two remaining intallments due by January 10, 2007, with interest at 7.65%	83,233	-	-

Unsecured promisory note with one lender, amended June 1, 2006, payable June 1, 2007 with interest of 8%.	99,304	96,361	88,126
Total	$4,619,741	$96,361	$88,126

NOTE 8.	NOTES PAYABLE TO STOCKHOLDERS

The stockholder notes payable balances at November 30, 2006 are detailed below. The notes payable to stockholders consists of various notes issued by the Company in the acquisition of the Nice Car’s companies on October 4, 2006. The notes are subordinated to the note of the revolving line of credit as described at Notes 6.

	November 30,
	2006 (Audited)	2005 (Unaudited)	2004 (Unaudited)

Unsecured promissory note to shareholders dated October 4, 2006, payable in full October 4, 2007, with interest rate of 10%.	$6,930,000	$-	$-

Unsecured promissory note to shareholders dated October 4, 2006, payable in full November 1, 2006, with interest rate of 10%.	627,543	-	-

Unsecured demand note to shareholder dated November 1, 2006, with interest rate of 10%.	500,000	-	-

Unsecured promissory note to shareholders dated October 4, 2006, payable in full January 2, 2007, with interest rate of 10%.	1,814,453	-	-

Total	$9,871,996	$-	$-

NOTE 9.	RESERVE FOR REPAIRS

The Company incurs costs as a result of additional service primarily related to customer service actions. Estimated additional service costs for each vehicle sold by the Company are accrued at the time of sale. Accruals for estimated additional service costs are based on historical experience and subject to adjustment from time to time depending on actual experience. The balance at November 30, 2006 was $6,060,987.

NOTE 10.	CAPITAL LEASES

The Company has purchased equipment under leases that are classified as capital leases. The net book value, cost less accumulated depreciation, of the equipment at November 30, 2006 is detailed below. Title to the equipment will vest with the Company upon expiration of the leases. The capital leases detailed below are recorded by the subsidiaries as the parent holding company, Manchester, Inc. did not have capital leases at November 30, 2006.

November 30, 2006 (Audited)
Aggregate future minimum lease payments	$282,539

Less amount representing interest	30,797

Principal balance of capital leases payable	$251,743

The aggregate future minimum lease payments follow:

	Principal	Interest	Total
Year ended November 30, 2006 (Audited)
Due in one year	$191,699	$23,451	$215,151
Due in two years	60,043	7,345	67,389
Due in three years	-	-	-
Total	$251,743	$30,797	$282,539

A description of the leases at November 30, 2006 follows:

Multiple purchases on a master lease payable to manufacturer, due monthly on varying dates over the next eleven months. Cumulative monthly lease payments under the master lease range from $218 to $26,792 all including interest at 11.00%. The leases are collateralized by vehicle starter interrupt devices.	$248,771

Capital lease payable to finance company, due in twenty-four remaining payments of $1,407, including interest imputed at 7.25%. The leases are collateralized by security cameras.	33,768
Aggregate future minimum lease payments as of November 30, 2006	$282,539

NOTE 11.	OPERATING LEASES

The Company leases administrative and sales facilities at various locations in the Northwest Georgia and Southeast Tennessee geographical areas and Dallas, Texas under operating leases with terms ranging from 6 to 72 months. At November 30, 2006, the aggregate future minimum lease payments due under the operating leases are as follows:

Amount

Payments due in one year	$573,092
Payments due in two years	443,092
Payments due in three years	343,092
Payments due in four years	284,928
Payments due in five years	108,000
Total	$1,752,204

Total building and equipment rent expense for the years ended November 30, 2006 was $529,905.

The Company also leases office equipment under month-to-month operating leases for various terms.

NOTE 12.	COMMON STOCK OPTIONS

The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock’s estimated fair market value at the date of the grant and may be exercised during specified future periods.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Compensation cost for SBP transactions will be measured at fair value using a Black-Scholes or similar bi-nomial model. SFAS No. 123R requireD us to adopt the new accounting provisions beginning in our second quarter of 2006.

Year Ended November 30,
	2006 (Audited)		2005 (Unaudited)		2004 (Unaudited)
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	-	$-	-	$-	-	$-
Granted	550,000	4.46	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	-	-	-	-	-	-

Outstanding at end of year	550,000	$4.46	-	$-	-	$-

Weighted-average fair value of options granted during the year		$2.63		$-		$-

	Options Outstanding			Options Exercisable

Range of	Number	Weighted-Average		Number
Exercise	Outstanding	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Prices	11/30/2006	Contractual Life	Exercise Price	11/30/2006	Exercise Price

$4.39 - 4.63	550,000	9.5 years	$4.46	50,000	$4.39

NOTE 13.	INCOME TAXES

The income tax provision charged (benefit credited) for the year ended November 30, 2006 was as follows:

Provision for income taxes related to operations	$(1,133,300)
Less tax effects of non-deductible expenses:
Provision for credit losses	210,800
Amortization of deferred loan costs	246,800
Charitable contribution carryforward	58,000

Total provision for Federal income taxes	$(617,700)

Net provision for income taxes from Tennessee and Georgia operations	(16,600)

Provision for income tax benefit related to operations	(634,300)

Valuation allowance	634,300

Net current year provision	$-

The differences between the Statutory Federal income tax rate and the effective tax rate are as follows:

Statutory Federal income tax rate	-34.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal Benefit	-0.5%
Provision for credit losses	6.3%
Amortization of deferred loan costs	7.4%
Charitable contribution carryforward	1.8%

Effective tax rate before valulation allowance	-19.0%

Temporary differences which give rise to a significant portion of deferred tax assets and liabilities were as follows:

Provision for credit losses	$9,707,000
Reserve for repairs	2,303,200
Amortization of deferred loan costs	275,800
Charitable contribution carryforward	64,800

Total deferred tax benefit	12,350,800

Valuation allowance	(12,216,811)

Total defered tax benefit net of valuation allowance	$133,989

Prior year tax benefit provisions caused by losses incurred by operations are not material and have been eliminated by valuation allowances.

NOTE 14.	CONCENTRATION OF CREDIT RISK

The Company’s customer base is concentrated in the Northwest Georgia and Southeast Tennessee geographical areas. Due to the nature of the Company’s business, many of its customers are considered substandard credit risks.

The Company has concentrated cash deposits in multiple high credit quality financial institutions. The amounts on deposit at November 30, 2006 (Audited), 2005 (Unaudited) and 2004 (Unaudited) and during various periods during the year were lower than the federally insured deposit limit.

The Company is exposed to various risks of loss related to torts, theft of, damage to and destruction of assets, errors and omissions and natural disasters. The Company has purchased third party liability and property damage insurance to protect against these claims and losses.

NOTE 15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, none of which are held for trading, include cash, contracts receivable, accounts payable, accrued expenses, floor plan notes payable and capital leases payable. The Company estimates that the fair value of all financial instruments at November 30, 2006 (Audited), 2005 (Unaudited) and 2004 (Unaudited) does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying combined financial statements. The estimated fair value amounts have been determined by using available market information and appropriate data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts.

NOTE 16.	QUARTERLY RESULTS- UNAUDITED

The following is a summary of unaudited quarterly results of operation for the years ended November 30, 2006, and 2005, respectively

	Year Ended November 30, 2006
	(Unaudited)
	Q1	Q2	Q3	Q4

Net sales	$-	$-	$-	$14,535,617
Gross profit	-	-	-	8,450,097
Operating loss	(107,980)	(310,451)	(585,317)	(2,329,481)
Net loss applicable to common shareholders	$(107,980)	$(310,451)	$(585,317)	$(2,329,481)
Net loss applicable to common shareholders per common share:

Basic	$(0.00)	$(0.01)	$(0.02)	$(0.07)
Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.07)

Weighted average number of common shares and common share equivalents outstanding

Basic	33,137,500	33,137,500	33,137,500	33,000,167
Diluted	33,137,500	33,137,500	33,137,500	33,000,167

	Year Ended November 30, 2005
	(Unaudited)
	Q1	Q2	Q3	Q4

Net sales	$-	$-	$-	$-
Gross profit	-	-	-	-
Operating loss	(11,615)	(25,564)	(6,591)	(26,646)
Net loss applicable to common shareholders	$(11,615)	$(25,564)	$(6,591)	$(26,646)
Net loss applicable to common shareholders per common share:

Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares and common share equivalents outstanding

Basic	33,137,500	33,137,500	33,137,500	33,137,500
Diluted	33,137,500	33,137,500	33,137,500	33,137,500

NOTE 17.	UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma combined condensed consolidated financial statements have been prepared to give effect to the acquisition of the Nice Cars Companies using the purchase method of accounting, and the assumptions and adjustments described in the accompanying notes to the unaudited pro forma combined condensed consolidated financial statements. These pro forma statements were prepared as if the merger had been completed as of December 1, 2005 and December 1, 2004 for statements of operations purposes and as of November 30, 2005 for balance sheet purposes.

These unaudited pro forma combined condensed consolidated financial statements include pro forma statements of operations which are prepared by combining pro forma statements of operations for both Manchester, Inc. (“Manchester”) and Nice Cars, Inc. and its related finance company, Nice Cars Capital Acceptance Corporation,, and Nice Cars Funding, LLC (collectively “Nice Cars”). The Company’s pro forma statements of operations were prepared to give effect to Company’s completed acquisition of Nice Cars which was consummated on October 4, 2006.

The unaudited pro forma combined condensed consolidated financial statements are presented for illustrative purposes only and are not necessarily indicative of the financial position or results of operations that would have actually been reported had the merger occurred on December 1, 2005 for statements of operations purposes and as of November 30, 2005 for balance sheet purposes, nor is it necessarily indicative of the future financial position or results of operations. The pro forma combined condensed consolidated financial statements include adjustments, which are based upon preliminary estimates, to reflect the allocation of purchase price to the acquired assets and assumed liabilities of Nice Cars. The final allocation of the purchase price was determined after the completion of the merger and was based upon actual net tangible and intangible assets acquired and liabilities assumed. Any change in the fair value of the net assets of Nice Cars will change the amount of the purchase price allocable to goodwill. Changes in Nice Car's working capital, including the results of operations from December 1, 2005 through the date the merger was completed, will change the amount of goodwill recorded. The final purchase price was dependent on the actual amount of cash paid, the actual number of shares of Manchester, Inc. common stock issued, the actual number of options assumed and actual acquisition costs.

These unaudited pro forma combined condensed consolidated financial statements are based upon the respective historical consolidated and pro forma combined condensed consolidated financial statements of the Company and Nice Cars and should be read in conjunction with the historical consolidated and pro forma combined condensed consolidated financial statements of Manchester, Inc. and Nice Cars and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference herein and contained in the reports and other information Manchester has filed with the U.S. Securities and Exchange Commission including the Manchester Form 8-K filed on October 11, 2006.

CONSOLIDATED PRO FORMA STATEMENTS OF INCOME

(Stated in U.S. Dollars)

	YEARS ENDED NOVEMBER 30,
		Pro forma		2006		2005		2004
	2006 Audited	Adjustments (Unaudited)		Pro forma (Unaudited)		Pro forma (Unaudited)		Pro forma (Unaudited)

Revenues:
Net vehicle sales	$14,535,617	$66,615,919		$81,151,536		$75,827,592		$54,154,819
Interest income	2,720,350	13,842,824		16,563,174		15,782,665		11,656,056
Document and service fees	-	-		-		3,701,018		1,866,650
Total Sales	17,255,967	80,458,742	1	97,714,709		95,311,275		67,677,525

Cost of sales	8,805,869	37,323,302	1	46,129,171		46,426,950		34,084,223

Gross profit	8,450,097	43,135,441		51,585,538		48,884,325		33,593,302

Expenses:
Selling, general and administrative	3,084,402	8,495,286	1	11,579,688		10,564,568		7,758,441
Provision for credit losses	5,844,702	23,586,664	1	29,431,365		30,249,093		22,939,062
Interest expense	1,918,760	7,790,421	2	9,709,181		8,905,376		4,675,483
Depreciation and amortization	935,463	4,497,472	3	5,432,934	3	5,229,944	3	4,830,221	3
Financing and other fees	-	-		-		882,617		638,901
Total expenses	11,783,326	44,369,842		56,153,169		55,831,598		40,842,108

Loss before taxes	(3,333,229)	(1,234,401)		(4,567,630)		(6,947,273)		(7,248,807)

Income tax provision (benefit)	-	(76,034)		(76,034)		(784,764)		38,344

Net loss	$(3,333,229)	$(1,158,367)		$(4,491,596)		$(6,162,509)		$(7,287,151)

Note 1 - ten (10) months of operations of Nice Cars from December 1, 2005 through September 30, 2006

Note 2 - estimated interest expense for ten (10) months assuming revolving financing secured December 1, 2005

Note 3 includes $4.3 million on a non-cash expense for the amortization of the common stock warrants issued in the acquisition transaction

NOTE 18.	PURCHASE PRICE

On October 4, 2006, Manchester, Inc. obtained control over the Nice Cars entities business. The transaction was effected by using new legal entities, Nice Cars Operations AcquisitionCo, Inc., Nice Cars Acceptance AcquisitionCo, Inc. to acquire 100% of the interest in Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation.

The transaction was accounted for as a purchase in accordance with SFAS 141, Business Combinations, and Emerging Issues Task Force (EITF) Issue 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair market value for the interests acquired and preliminary estimates of assumed liabilities by new investors and at the carryover basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under ETIF 88-16, our assets and liabilities were revalued at the merger date to the fair value to the extent of the majority stockholders’ 81% controlling interest. The remaining 19% represents continuing interests of the Nice Cars shareholders in the form of 6.2 million shares of Manchester, Inc. common stock and is accounted for at the continuing stockholders’ carryover basis of approximately $4.7 million. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of the majority stockholders’ 81% ownership, with the excess unattributable to appreciated assets accounted for as goodwill in the amount of $9.5 million.

The purchase price of Nice Cars is as follows:

Total purchase price of Nice Cars:
Cash	$17,719,594
Notes to seller	9,372,095
Direct acquisition costs	331,460
Common stock issued in acquisition	4,393,425

Total purchase price	$31,816,174

Net assets acquired:
Cash	$636,560
Tangible assets, net	64,260,349
Deferred tax asset	133,989

Total assets acquired	65,030,898

Liabilities assumed	(36,633,093)
Reserves	(6,060,987)

Total liabilities assumed	(42,694,080)

Net assets acquired	$22,336,818

Goodwill	$9,479,356

Tangible assets acquired of $64.3 million includes trade accounts receivable, net (customer contracts), inventory and net fixed assets. A deferred tax asset in the amount of $133,989 was also acquired

Liabilities assumed of $36.6 million include trade accounts payable, credit line financing notes, capital lease obligations and a note to a shareholder. Reserves in the amount of $6.1 million were also included in the acquisition.

$9.5 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair market value of the net tangible. Goodwill will not be amortized and will be tested for impairment at least annually.

NOTE 19.	GOODWILL

The Company has recorded goodwill in connection with its acquisition of the Nice Cars companies.

Goodwill is not amortized, but is tested annually for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. Management has determined the Company does not have to assess or test for impairment until fiscal year ending November 30, 2007. In assessing the recoverability of goodwill, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

 Assumptions about future sales and cash flows require significant judgment because of the current state of the economy, the fluctuation of actual sales, and the timing of expenses. The Company’s management develops future sales estimates based upon sales trends and other available data. Unless there is evidence to the contrary, estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. If the expected cash flows are not realized, or if market conditions result in lower valuation multiples, impairment losses may be recorded in the future.

For goodwill, the impairment evaluation will include a comparison of the carrying value of Nice Cars (including goodwill) to its fair value. If the estimated fair value exceeds the business unit’s carrying value, no impairment of goodwill exists. If the fair value of the business unit does not exceed the unit’s carrying value, then an additional analysis will be performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit. If the implied fair value of the reporting unit goodwill is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference. To date, management has not made any determination if impairment of goodwill exists or not.

NOTE 20.	LEGAL PROCEEDINGS

The Company is also party to various legal disputes and proceedings arising from the ordinary course of general business activities. While, in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. In particular, On November 29, 2006, Lancelot Investors Fund, LP d/b/a Surge Capital (“Surge”) filed a complaint (the “Surge Complaint”) against Manchester Inc. in the Cook County, Illinois, Circuit Court. Through this action, Surge seeks more than $1.8 million in damages from Manchester for an alleged breach of contract. The Surge Complaint states that in early 2006, Manchester and Surge signed an agreement that summarized the terms under which Surge was prepared to provide Manchester with a $300,000,000 secured loan facility (the “Surge Loan Agreement”). The Surge Complaint further alleges that as part of the Surge Loan Agreement, Manchester was required to pay Surge a “break-up fee” of $2,000,000 in the event that Manchester elected to pursue a financing with another party while Surge was prepared to close the loan facility upon terms and conditions substantially similar to those described in the Surge Loan Agreement. The Surge Complaint states that although Surge was prepared to close the loan facility, Manchester obtained financing from another source. Surge is demanding a net payment of $2,000,000, to be reduced by a $175,010.94 deposit Manchester currently holds (for a total of $1,824,989.06). The Company believes that Surge’s allegations and claims are without merit. The Company is vigorously contesting this action. On November 29, 2006, the Company filed a countersuit against Surge. The likely outcome of these matters, and the potential risk to the Company, remains uncertain.

Subsequent to the end of the period covered by this Annual Report, a legal proceeding was commenced against the Company and a separate legal proceeding was commenced against F.S. English, Inc. (the shares of which were acquired by one of the Company’s wholly-owned subsidiaries) and against Rick Stanley, the Chief Executive Officer of two of the Company’s subsidiaries, and formerly a stockholder and Chief Executive Officer of F.S. English, Inc. Prior to the acquisition of F.S. English, Inc. securities by a subsidiary of the Company and its merger into such subsidiary, F.S. English, Inc. was a franchisee of Byrider Franchising, Inc. (“Byrider”). Byrider alleges that it had certain rights that were breached under its franchise agreements with F.S. English, Inc. Byrider has filed a Complaint against the Company in the United States District Court for the Southern District of Indiana, claiming tortious interference with contract and seeking damages to be determined at trial. Byrider has demanded $2,115,167.16 in amounts allegedly owed under the franchise agreements, plus $212,539.82 in back amounts allegedly owed by F.S. English. Byrider has demanded that F.S. English and Rick Stanley submit the dispute to arbitration. The Company and its subsidiary dispute Byrider’s allegations and believe that the Byrider legal actions are without merit. The Company and its subsidiary intend to vigorously defend their position that Byrider waived any and all rights under the franchise agreement and the Company and its subsidiary intend to pursue all rights of recourse and legal remedies against Byrider.

Additionally, the Company is involved in litigation arising in the normal course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations, and accordingly, has not recorded a liability in conjunction with them.

NOTE 21.	SUBSEQUENT EVENTS

Subsequent to the Company’s November 30, 2006 fiscal year end, on December 29, 2006 the Company acquired F.S. English, Inc. (“F.S. English”), a privately held Buy-Here/Pay Here car sales company which operates three retail locations in the Indianapolis, Indiana area, and GNAC, Inc. (“GNAC,” and together with F.S. English, the “Indiana Companies”), its affiliated credit acceptance company, on December 29, 2006. Under the terms of the agreement, the Company paid an aggregate of approximately $8 million and refinanced the acquired $26 million portfolio of receivables through a drawdown on the Company's $300 million credit facility.

The acquisition of the Indiana Companies closed pursuant to the terms and conditions of a Stock Purchase Agreement dated December 2, 2006 and a First Amendment thereto, dated December 29, 2006 (collectively, the “Stock Purchase Agreement”), by and between the Company, Manchester Indiana Operations, Inc., a Delaware corporation and wholly owned acquisition subsidiary of the Company (“Indiana Operations”), Manchester Indiana Acceptance, Inc., a Delaware corporation and wholly owned acquisition subsidiary of the Company (“Indiana Acceptance,” and together with Indiana Operations, the Manchester Indiana Subsidiaries), the ten shareholders of each of F.S. English and GNAC (the “Indiana Sellers,” and each an “Indiana Seller”), and Rick Stanley, as the Indiana Sellers’ representative. Under the Stock Purchase Agreement, Indiana Operations acquired all of the issued and outstanding capital stock of F.S. English (the “F.S. English Shares”) and Indiana Acceptance acquired all of the issued and outstanding capital stock of GNAC (the “GNAC Shares,” and together with the F.S. English Shares, the “Shares”). In connection with the acquisition, the Company refinanced GNAC’s $26 million portfolio of receivables with the proceeds of the Indiana Term Loan (as defined below).

The aggregate consideration paid to the Indiana Sellers in exchange for the Shares was: (i) $3,000,000 in the form of a promissory note (the “Seller Note”); (ii) 1,492,537 shares of the common stock of the Company (the “Manchester Shares”), representing an amount equal to $3,000,000 as determined by reference to the average of the closing prices of the Company common stock on the five (5) business days immediately preceding December 29, 2006. In addition, the Company (i) repaid approximately $2 million to certain creditors of the Indiana Companies on behalf of the Indiana Sellers; and (ii) caused each personal guarantee of the Indiana Sellers to be released in regard to obligations of the Indiana Companies. The indebtedness of the Indiana Companies held by Rick Stanley was only partially repaid and a subordinated note was issued to Mr. Stanley in the amount of $150,000. The Company has provided limited piggy-back registration rights to the Indiana Sellers with respect to the Manchester Shares issued to them.

The Company intends to continue operation of the respective businesses of the Indiana Companies as managed by Mr. Rick L. Stanley, the former President of the Indiana Companies. Indiana Operations has entered into an employment agreement with Mr. Rick L. Stanley, who will serve as CEO of the Manchester Indiana Subsidiaries and operate the businesses formerly owned by the Indiana Companies. Mr. Stanley has worked extensively in the "Buy-Here Pay-Here" auto market for the past 18 years.

The Manchester Indiana Subsidiaries now operate the Indiana Companies under the trade names “Freedom Auto Sales” (for Indiana Operations) and “Freedom Auto Acceptance” (for Indiana Acceptance).

Manchester Indiana Funding LLC, a wholly-owned subsidiary of the Company entered into a loan agreement with Palm Beach Multi-Strategy Fund, L.P. (the “Lender”), to provide financing for the acquisition of the Indiana Companies. This acquisition loan constitutes the second financing that the Company has entered into with the Lender. Pursuant to a Loan and Security Agreement which closed on December 29, 2006 (the “Indiana Loan Agreement”), between Manchester Indiana Funding LLC, the Lender and The Bank of New York Trust Company, N.A., as Collateral Agent (the “Collateral Agent”), the Lender agreed to loan Manchester Indiana Funding LLC up to $30 million. The Company has initially drawn approximately $21.1 million (the “Indiana Term Loan”) and may request additional draws under the terms of the Indiana Loan Agreement (the “Revolving Loan,” and together with the Indiana Term Loan, the “Indiana Loan”). The Indiana Loan Agreement expires on December 28, 2009 unless terminated earlier in accordance with its terms.

Interest on the Indiana Term Loan will accrue at an interest rate equal to the lesser of: (i) the greater of (x) prime rate (as determined daily) plus the Term Applicable Margin (as defined below) or (y) the Indiana Term Loan Floor (as defined below); or (ii) the maximum rate which may be legally charged under applicable usury law. Interest on the Revolving Loan will accrue at an interest rate equal to the lesser of: (i) the greater of (x) prime rate (as determined daily) plus five percent (5%) per annum or (y) thirteen percent (13%) per annum; or (ii) the maximum rate which may be legally charged under applicable usury law. The term “Term Applicable Margin” means eight percent (8%) per annum, provided that, for any day on which the principal amount of the Indiana Term Loan is equal to or less than sixty-five percent (65%) of the Net Term Pool Balance (the Net Term Pool Balance being the total balance of certain outstanding receivables), the term “Term Applicable Margin” means five percent (5%) per annum. The term “Indiana Term Loan Floor” means sixteen percent (16%) per annum, provided that, for any day on which the principal amount of the Indiana Term Loan is equal to or less than sixty-five percent (65%) of the Net Term Pool Balance, the “Indiana Term Loan Floor” shall be thirteen percent (13%) per annum. The Company has paid all fees, costs, expenses and disbursements of the Lender in connection with legal services, origination costs, due diligence, closing of the Indiana Loan and initial interest, which in the aggregate was approximately $120,000 dollars.

The Company and the Manchester Indiana Subsidiaries (collectively, the “Indiana Guarantors”) have each agreed to guaranty the loans up to an amount not exceeding ten percent of the amount of the Indiana Loan outstanding from time to time, pursuant to the terms of a Guaranty. The Indiana Guarantors have also entered into a Security Agreement with the Lender and the Collateral Agent pursuant to which each of the Indiana Guarantors has granted to the Collateral Agent and its successors and assigns, for the security and benefit of the Lender, a first priority security interest in and mortgage lien on all of the respective assets of the Indiana Guarantors.

In connection with the Indiana Loan Agreement, Manchester Indiana Funding LLC, the Company and the Manchester Indiana Subsidiaries have entered into a Sale and Servicing Agreement, pursuant to which Indiana Acceptance has agreed to sell all of its rights to car sales contract receivables (the “Receivables”) to Manchester Indiana Funding LLC. Pursuant to this Sale and Servicing Agreement, the Company shall serve as the servicer for all Receivables, acting as agent, and shall manage, service and make collections on the Receivables. The Company has delegated its duties as servicer to Indiana Acceptance, as sub-servicer. The Company and Indiana Acceptance have agreed to comply with the terms and conditions of a servicing guideline and a credit and collection policy provided by the Lender.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 20, 2006, Manchester Inc. (the “Company”) appointed the public accounting firm of Rodefer Moss & Co, PLLC (“Rodefer Moss”) as the new independent auditor of the Company. Prior to such appointment, Rodefer Moss had previously undertaken and completed the three year combined audit of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation in connection with the acquisition of these companies by Manchester Inc. which closed on October 4, 2006. The decision to appoint Rodefer Moss as auditors was approved by the Company's Board of Directors on October 20, 2006.

With respect to the inclusion in this report of the audited information pertaining to the fiscal years ended November 30, 2005 and 2004, respectively, the Company is required to obtain the reissuance of its 2005 and 2004 audit reports from its prior auditors. Nothing has come to the attention of management that would call into question the validity of the prior audit reports delivered by Morgan & Company. However, Morgan & Company has without explanation declined our request to perform procedures necessary for them to reissue-such reports to the Company. As a result, notwithstanding the audit by Rodefer Moss of the Nice Cars Companies’ financial statements for 2005 and 2004, and the prior authorized filing of the Morgan audit reports for fiscal years ended November 30, 2005 and 2004 with the Securities and Exchange Commission for such years, respectively, the Company must nonetheless present all 2005 and 2004 financial information herein as unaudited. The Company has engaged Rodefer Moss to re-audit the Company’s financial information pertaining to fiscal years 2005 and 2004. The Company has undertaken to complete such re-audit as soon as reasonably possible and upon such completion the Company shall amend and re-file this report with the Securities and Exchange Commission.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are deficient with respect to assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions on required disclosures and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Due to the fact that the closing of the acquisition of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation by the Company occurred during the fourth quarter of the fiscal year, it was not possible to conduct an assessment of the acquired Nice Cars Companies’ respective internal controls over financial reporting in the period between the consummation date and the date of management’s assessment. Management has excluded the Nice Cars Companies acquired businesses from management’s report on internal control over financial reporting. The Nice Cars Companies represent significant acquired businesses in respect of the Company’s consolidated financial statements. The Company has not made any material change to its internal control over financial reporting due to the acquisition pursuant to Exchange Act Rules 13a-15(d). Management has made a commitment that the omission of such an assessment of the acquired businesses of Nice Cars Companies’ internal control over financial reporting will not extend beyond one year from the date of acquisition, nor will such assessment be omitted from more than one annual management report on internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Acting Chief Executive Officer and Acting Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2006 based on the framework established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was not effective as of November 30, 2006 based on criteria in Internal Control— Integrated Framework issued by COSO. The report on internal controls for the period covered by this report covers only the operations of Manchester Inc. during the period of its status prior to engaging in operational activity and therefore has relatively simple issues pertaining principally to administrative controls and procedures without the necessity for the Buy-Here/Pay-Here control capacity applicable to the period subsequent to the fiscal year covered by this report. Management’s assessment of the effectiveness of internal control over financial reporting as of November 30, 2006 has not yet been audited by Rodefer Moss & Co, PLLC, an independent registered public accounting firm, and such assessment has been omitted from their report which is included in Item 8 of this Form 10-K. The Company expects the assessment of the effectiveness of internal control over financial reporting for the period covered by this report to be completed during the immediately foreseeable future and the Company will file an amendment to this report upon completion of the audit of such internal controls and procedures by Rodefer Moss & Co, PLLC.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The Board of Directors of the Company has made a commitment to revise the Company’s controls and procedures relative to the acquisition of the Nice Cars Companies and the acquisition of the Indiana Companies, as well as all subsequent Buy-Here/Pay-Here operations. The new internal controls over financial reporting which are expected to be implemented in the first quarter of 2007 will be subject to rigorous new systems, controls and procedures designed specifically for the Buy-Here/Pay-Here business, including, without limitation, implementation of the AutoStar Solutions operations software and Account Mate, a fully integrated accounting system with the AutoStar software. This system has been placed into service in both the Nice Cars Companies and the Indiana Companies during the first quarter of 2007 and is currently processing such Companies Accounts.

ITEM 9B: OTHER INFORMATION

Not Applicable.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors, Executive Officers, Promoters and Control Persons

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Vacancies on the Board of Directors may be filled by appointment of the remaining members of the Board of Directors. Each officer holds office at the pleasure of the board of directors. The following persons served as executive officers and directors of the Company as of February 26, 2007:

Executive Officer	Age	Position
Richard Gaines (1)	62	Director, Corporate Secretary
Raymond Lyle (2)	59	Key Employee: President and Chief Executive Officer of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation
Victoria E. Lyle (3)	58	Key Employee: Treasurer of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation

(1) Mr. Richard Gaines has served as the Corporate Secretary of the Company since December 1, 2005 and as a Director of the Company since February 21, 2006. Mr. Gaines has been engaged in the private practice of law under the name of Richard D. Gaines & Associates, P.C. since 1986. From 1973 to 1985, he was an Associate and Partner (1975 to 1985) in the New York office of Fenwick & West. He received his B.A. from the University of Michigan in 1966 and his J.D. from Harvard Law School in 1969. He has experience and expertise in contract litigation of all types, stock holder appraisal action, securities litigation under Rule 10b5; employee terminations, dealer terminations, discrimination litigation of various types, unfair competition, sex and race discrimination cases and arbitration proceedings involving some of the above types of claims. In addition, he has experience and expertise in mergers and acquisitions of public and private companies, private placements of debt and equity, general and limited partnership agreements, leveraged buyouts, divestitures of facilities and divisions, financings, trademark licensing and the licensing of other intellectual property; advising with respect to, and structuring, distributor networks for manufacturing and wholesale companies; advising on all phases of corporate activities, including employment agreements, personnel related problems, pension and profit sharing plans.

(2) Mr. Raymond Lyle is a key employee and serves in the capacity of President and CEO of the Company’s operating subsidiaries, Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation. Mr. Lyle graduated from the University of Tennessee in 1970 with a BS in Accounting. He worked as an accountant before starting Nice Cars, Inc. in his current capacities in 1998.

(3) Ms. Victoria E. Lyle is a key employee and serves in the capacity of Treasurer of the Company’s operating subsidiaries, Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation. Ms. Lyle worked in banking before joining Nice Cars, Inc. in her current capacity in 1998.

Family Relationships

Mr. Lyle’s spouse, Victoria E. Lyle, serves as an officer and employee of the Company’s operating subsidiaries, Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation. Mr. and Mrs. Lyle’s three children serve as Corporate Credit and Collections Manager, General Manager and Human Resources Manager, respectively, for the two companies.

Involvement in Certain Legal Proceedings

During the five years prior to the date of this report, none of the directors, officers or owners of 5% or more of Manchester, Nice Cars, Inc. or Nice Cars Capital Acceptance Corporation have (i) been affiliated as an officer or director of any company that has gone bankrupt within two years of their service; (ii) been subject to any criminal conviction; (iii) been barred by the government from working in any business or similar activities; or (iv) been found to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s officers, directors, and persons who own more than 10% of the Company’s common stock file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Based solely on our review of the Forms 3, 4 and 5, and amendments thereto filed by such persons, we believe that all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended November 30, 2006, with the following exceptions:

1.
The Form 4 filed by Richard Gaines, our Acting Chief Executive Officer, Chief Financial Officer and Corporate Secretary, in connection his appointment to our Board of Directors, which was required to be filed no later than February 23, 2006, was filed on February 24, 2006.

2.	The Form 4 filed by Paul Minichiello, in connection with his resignation from our Board of Directors, which was required to be filed no later than February 23, 2006, was filed on February 27, 2006.
3.	The Form 3 filed by James Worosz in connection with his appointment as Vice President for Finance, which was required to be filed no later than April 23, 2006, was filed on May 17, 2006.
4.	The Form 4 filed by Herbert Hirsch in connection with his resignation from our Board of Directors, which was required to be filed no later than October 2, 2006, was filed on October 12, 2006.
5.
The Form 3 filed by Victoria Lyle, who, together with her spouse, collectively owns more than 10% of the Company’s securities, in connection with the acquisition of these securities, which was required to be filed no later than October 14, 2006, was filed on October 26, 2006.

6.
The Form 3 filed by Raymond Lyle, who, together with his spouse, collectively owns more than 10% of the Company’s securities, in connection with the acquisition of these securities, which was required to be filed no later than October 14, 2006, was filed on October 26, 2006.

Code of Ethics

The Company has not yet adopted a Code of Ethics, but intends to do so during the first quarter of 2007.

Committees of the Board of Directors

At the present time, the Company’s Board of Directors has no committees.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding fiscal years.

Summary Compensation Table

		Annual Compensation (1)
Name and Principal Position	Year (2)	Salary	Bonus	Other Annual Compensation
Richard Gaines, Acting Chief Executive Officer and Corporate Secretary (3)	2006	$0	$0	$0
Paul Minichiello, President, Secretary and Treasurer (4)	2005	0	0	0
Jackson Buch, President	2004	0	0	0

(1)
No officers earned over $100,000 in any of the three preceding years. No officers earned any long term compensation in the form of Restricted Stock Awards, Securities Underlying Options/SARS, LTIP Payouts or any other compensation.

(2)	The Company’s fiscal year ends November 30th.
(3)	Mr. Gaines has been an officer of the Company since December 1, 2005.
(4)	Mr. Minichiello was an officer of the Company from August 20, 2004 until November 30, 2005.
(5)	Mr. Buch was an officer of the Company from August 27, 2002 until August 20, 2004.

Option/SAR Grants in Last Fiscal Year

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term
Name (a)	Number of Securities Underlying Options/SARs Granted (#) (b)	Percent of Total Options/SARs Granted to Employees in Fiscal Year (c)	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)	5% (f)	10% (g)
Richard Gaines	50,000	8.7	4.39	3/13/2011	54,875	109,750
	50,000	8.7	4.39	3/13/2011	54,875	109,750
	137,500	23.9	3.05	10/16/2011	104,843.75	209,687.50
	137,500	23.9	3.05	10/16/2011	104,843.75	209,687.50

Executive Compensation

Prior to the acquisition of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation, during the fiscal years ended November 30, 2005 and November 30, 2004, we paid no compensation to our CEO or any of our executive officers.

Compensation of Directors

The Company has paid the following compensation to its directors:

Mr. Richard Gaines, director, was granted options on March 13, 2006 exercisable for the purchase of 100,000 shares of the Company’s common stock at a purchase price of $4.39 per Share, being the closing price of the Company’s common stock on the OTC Bulletin Board on the trading day immediately preceding the date of grant. The options vest in two equal tranches, the first upon the six-month anniversary of the date of grant and the second upon the first year anniversary of the date of grant.

Mr. Gaines was also granted options on October 16, 2011, exercisable for the purchase of 275,000 shares of the Company’s common stock at a purchase price of $3.05 per share, being the closing price of the Company’s common stock on the OTC Bulletin Board on the trading day immediately preceding the date of grant. The options vest in two equal tranches, the first upon the six-month anniversary of the date of grant and the second upon the first year anniversary of the date of grant.

A former director, Mr. Herbert Hirsch, received an option grant exercisable for 200,000 shares of Company common stock, however, the option terminated upon the effectiveness of his resignation as a director on September 28, 2006.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company is not a party to any employment or change-in-control arrangements with any named executive officers.

Report on Repricing of Options/SARs

There has been no repricing of options or stock appreciation rights by the Company.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth each person or group known by us to be the beneficial owner of five percent (5%) or more of our common stock, par value $0.001 per share, which is the only class of our outstanding voting securities, as of February 26, 2007. Except as noted, each person has sole voting and investment power with respect to the shares shown. Each person listed below can be contacted at the address of our executive offices. The percent of class is based on shares of common stock issued and outstanding as of February 26, 2007.

Name of beneficial owner	Amount of Beneficial Ownership	Percent of Class
Raymond Lyle (1)	3,093,750	9.02%
Victoria E. Lyle (2)	3,093,750	9.02%

(1)  Mr. Raymond Lyle serves in the capacity of President and CEO of the Company’s operating subsidiaries, Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation.

(2) Ms. Victoria E. Lyle serves in the capacity of Treasurer of the Company’s operating subsidiaries, Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation.

Security Ownership of Management

The following table sets forth, as of February 26, 2007 all directors individually and all our directors and officers as a group with respect to our common stock, par value $0.001 per share, which is the only class of our outstanding voting securities. Except as noted, each person has sole voting and investment power with respect to the shares shown. Each person listed below can be contacted at the address of our executive offices. The percent of class is based on 34,280,037 shares of common stock issued and outstanding as of February 26, 2007.

Name of beneficial owner	Amount of Beneficial Ownership (1)	Percent of Class
Richard Gaines (2)	237,500	*
All officers and directors together as a group	237,500	*

* Less than 1%.

The mailing address for each of the listed individuals is c/o Manchester Inc., 100 Crescent Court, 7th floor, Dallas, Texas 75201.

(1) Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. The Company is unaware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

(2) Director and Corporate Secretary.

Change of Control and Management

There are currently no arrangements that would result in a change of control of the Company.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Prior to our acquisition of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation, there were no transactions or proposed transactions during the last two years in which any director or executive officer, nominee for election as director, 5% security holder, or immediate family member of the aforementioned people was a party.

Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation were previously owned by Mr. Lyle and Mrs. Lyle, who also served as officers and directors of such companies. As such, all transactions among the Lyles, Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation, as described throughout this Annual Report could be construed as related party transactions. As described in detail above, each of Raymond and Victoria Lyle has been employed by Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation since the formation of these entities. In addition, Raymond Lyle II, Robert Lyle and Ginger Bond, who are the children of Victoria and Raymond Lyle, have been employed by Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation.

On October 4, 2006, Nice Cars Operations AcquisitionCo, Inc., now doing business as Nice Cars (and referred to in this section as “Nice Cars”) entered into employment agreements with each of Raymond Lyle, Victoria Lyle, Robert Lyle, Raymond Lyle II and Ginger Bond on terms substantially similar to their pre-acquisition employment agreements described below, related to their services for Nice Cars and Nice Cars Acceptance AcquisitionCo, Inc., now doing business as Nice Cars Capital Acceptance (and referred to in this section as “Nice Cars Capital Acceptance”).

Mr. Raymond Lyle. The Company’s subsidiary Nice Cars has entered into an employment agreement with Mr. Raymond Lyle to serve as President and CEO of both Nice Cars and Nice Cars Capital Acceptance. This agreement’s term is five years. Mr. Lyle will receive an annual salary of $272,792, a monthly bonus of 1.65% of the pre-tax income of Nice Cars and various perquisites, including the use of an automobile and membership dues and costs associated with membership at a golf club. In the event of Mr. Lyle’s dismissal without cause, he will receive his average salary over the prior twenty four months for the remainder of his contract. This agreement also contains standard loyalty and confidentiality provisions, as well as non-competition and non-solicitation provisions (which provisions will continue for twenty-four months after the termination of Mr. Lyle’s employment).

Ms. Victoria E. Lyle. The Company’s subsidiary Nice Cars has entered into an employment agreement with Ms. Victoria E. Lyle to serve as Treasurer of both Nice Cars and Nice Cars Capital Acceptance. This agreement’s term is five years. Ms. Lyle will receive an annual salary of $272,792, a monthly bonus of 1.65% of the pre-tax income of Nice Cars and various perquisites, including the use of an automobile. In the event of Ms. Lyle’s dismissal without cause, she will receive her average salary over the prior twenty four months for the remainder of her contract. This agreement also contains standard loyalty and confidentiality provisions, as well as non-competition and non-solicitation provisions (which provisions will continue for twenty-four months after the termination of Ms. Lyle’s employment).

Mr. Robert Lyle. The Company’s subsidiary Nice Cars has entered into an employment agreement with Mr. Robert Lyle to serve as General Manager of both Nice Cars and Nice Cars Capital Acceptance. This agreement’s term is five years. Mr. Lyle will receive an annual salary of $52,000 and a monthly bonus, to be calculated as follows: (i) 1.30% of Nice Cars, Inc.’s Net Pre-tax Income and an additional monthly bonus based upon the Net Units Sold (as such term is defined in the agreement). In determining the Net Units Sold, Nice Cars shall calculate the total units sold less any units that are written off. Mr. Lyle shall be entitled to a bonus equal to $40 per Net Unit Sold. He will also be entitled to various perquisites, including the use of an automobile. In the event of Mr. Lyle’s dismissal without cause, he will receive his average salary over the last twenty four months for the remainder of his contract. This agreement also contains standard loyalty and confidentiality provisions, as well as non-competition and non-solicitation provisions (which provisions will continue for twenty-four months after the termination of Mr. Lyle’s employment).

Raymond A. Lyle, II. The Company’s subsidiary Nice Cars has entered into an employment agreement with Mr. Raymond A. Lyle, II to serve as Corporate Credit and Collections Manager of both Nice Cars and Nice Cars Capital Acceptance. This agreement’s term is five years. Mr. Lyle will receive an annual salary of $104,000 and a monthly bonus, to be calculated as follows: 1.30% of Nice Cars’ Net Pre-tax Income and an additional monthly bonus based upon Nice Cars Charge-Off Percentage (as defined in this agreement) of between zero and eight thousand dollars. In the event of Mr. Lyle’s dismissal without cause, he will receive his average salary over the last twenty four months for the remainder of his contract. This agreement also contains standard loyalty and confidentiality provisions, as well as non-competition and non-solicitation provisions (which provisions will continue for twenty-four months after the termination of Mr. Lyle’s employment).

Ginger Bond. The Company’s subsidiary Nice Cars has entered into an employment agreement with Ms. Ginger Bond to serve as HR Manager of both Nice Cars and Nice Cars Capital Acceptance. This agreement’s term is five years. Ms. Bond will receive an annual salary of $31,200, a monthly bonus of 1.3% of the pre-tax income of Nice Cars, Inc. and various perquisites, including the use of an automobile. In the event of Ms. Bond’s dismissal without cause, she will receive her average salary over the last twenty four months for the remainder of her contract. This agreement also contains standard loyalty and confidentiality provisions, as well as non-competition and non-solicitation provisions (which provisions will continue for twenty-four months after the termination of Ms. Bond’s employment).

The Board of Directors believes that the transactions regarding the foregoing related party transactions were fair and reasonable to the Company as of the date the Company entered into such agreements.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 20, 2006, Manchester Inc. (the “Company”) appointed the public accounting firm of Rodefer Moss & Co, PLLC (“Rodefer Moss”) as the new independent auditor of the Company. The Company’s prior independent audit firm, Morgan & Company, resigned as the independent auditor on October 20, 2006. The Company’s financial statements for the fiscal year ended November 30, 2006 were audited by Rodefer Moss. The Company’s financial statements for the fiscal year ended November 30, 2005 were audited by Morgan & Company.

Audit Fees

The aggregate fees of Morgan & Company for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended November 30, 2005 totaled $5,600. The aggregate fees of Rodefer Moss for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended November 30, 2006 totaled approximately $325,000.

Audit-Related Fees

The aggregate fees billed by Morgan & Company for audit related services for the fiscal year ended November 30, 2005, and which are not disclosed in "Audit Fees" above, were $0. The aggregate fees billed by Rodefer Moss for audit related services for the fiscal year ended November 30, 2006, and which are not disclosed in "Audit Fees" above, were $0.

Tax Fees

The aggregate fees billed by Morgan & Company for tax compliance for the fiscal year ended November 30, 2005 was $0. The aggregate fees billed by Rodefer Moss for tax compliance for the fiscal year ended November 30, 2006 was $0.

All Other Fees

The aggregate fees billed by Morgan & Company or services other than those described above, for the year ended November 30, 2005, were $0. The aggregate fees billed by Rodefer Moss or services other than those described above, for the year ended November 30, 2006, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Morgan & Company during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.     Financial Statements and Accountant's Report

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2005, 2005 and 2004

Consolidated Statements of Operations for the years ended November 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders' Equity for the years ended November 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended November 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The financial statement schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

Reports on Form 8-K

On October 5, 2006 the Company filed a Report on Form 8-K stating that on September 29, 2006, the Company had closed a $300,000,000 revolving credit commitment with Palm Beach Multi-Strategy Fund, L.P. and an initial loan from the commitment in the amount of $75,000,000.

On October 6, 2006 the Company filed a Report on Form 8-K in connection with a press release the Company made on October 6, 2006, announcing that the Company completed the acquisition of Nice Cars, Inc. and its affiliate Nice Cars Capital Acceptance Corporation (the “Nice Cars Acquisition”).

On October 11, 2006 the Company filed a Report on Form 8-K providing a description of the material aspects of the Nice Cars Acquisition and the related agreements. In addition, this Form 8-K contained detailed information and financial statement disclosures with respect to Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation.

On October 24, 2006 the Company filed a Report on Form 8-K stating that on October 20, 2006 the Company appointed the public accounting firm of Rodefer Moss & Co, PLLC as the new independent auditor of the Company. The Company’s prior independent audit firm, Morgan & Company, resigned as the independent auditor on October 20, 2006.

Exhibits

Exhibit No.:	Description:

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 27, 2003.
3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 27, 2003.
10.1
Exploration Option Agreement dated October 4, 2002, incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on August 5, 2003.

10.2
Agreement amending Option Agreement dated October 1, 2003, incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 14, 2003.

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

10.6
Amended and Restated Promissory Note, dated as of June 27, 2006, issued by Manchester Inc. to Robert Sim in the amount of $99,303.73, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2006.

10.7
Promissory Note, dated as of March 21, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of $50,000, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2006..

10.8
Promissory Note, dated as of March 28, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of $100,000, incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2006.

10.9
Promissory Note, dated as of April 7, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of $100,000, incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2006.

10.10
Promissory Note, dated as of April 28, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of $150,000, incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2006.

10.11
Promissory Note, dated as of May 5, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of $50,000, incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2006.

10.12
Employment Agreement, dated as of March 13, 2006, between the Company and Norman Thoennes, incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2006.

10.13
Nonqualified Stock Option Agreement, dated as of March 13, 2006, between the Company and Norman Thoennes, incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2006.

10.14
Indemnification Agreement, dated as of March 13, 2006, between the Company and Norman Thoennes, incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2006.

10.15
Employment Agreement, dated as of April 20, 2006, between the Company and Lawrence Taylor, incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2006.

10.16
Nonqualified Stock Option Agreement, dated as of April 20, 2006, between the Company and Lawrence Taylor, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2006.

10.17
Indemnification Agreement, dated as of April 20, 2006, between the Company and Lawrence Taylor, incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2006.

10.18
Nonqualified Stock Option Agreement, dated as of March 13, 2006, between the Company and Richard Gaines, incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2006.

10.19
Indemnification Agreement, dated as of March 13, 2006, between the Company and Richard Gaines, incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 17, 2006.

10.20
Promissory Note, dated as of March 1, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of $21,500, incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.21
Promissory Note, dated as of July 31, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of $317,500, incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.22
Commitment Letter, dated as of September 28, 2006, between Manchester Inc., Palm Beach Multi-Strategy Fund, L.P. and Palm Beach Links Capital, L.P., incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.23
Loan and Security Agreement, dated as of September 28, 2006, between Nice Cars Funding LLC, Palm Beach Multi-Strategy Fund, L.P., and the Bank of New York, incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.24
Sale and Servicing Agreement, dated as of September 28, 2006, between Nice Cars Funding LLC, Manchester Inc., Nice Cars Acceptance AcquisitionCo, Inc. and Nice Cars Operations AcquisitionCo, Inc., incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.25
Guaranty, dated as of September 28, 2006, by Manchester Inc., Nice Cars Acceptance AcquisitionCo, Inc. and Nice Cars Operations AcquisitionCo, Inc., to Palm Beach Multi-Strategy Fund, L.P., incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.26
Security Agreement, dated as of September 28, 2006, between Manchester Inc., Nice Cars Acceptance AcquisitionCo, Inc., Nice Cars Operations AcquisitionCo, Inc., the Bank of New York, and Palm Beach Multi-Strategy Fund, L.P., incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.27
Funding Agreement, dated as of September 29, 2006, among the Bank of New York, Palm Beach Multi-Strategy Fund, L.P., Nice Cars Funding LLC, and Manchester, Inc., incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.28
First Amendment to Loan and Security Agreement, dated as of October 4, 2006 between Palm Beach Multi-Strategy Fund, L.P., Nice Cars Funding LLC, and the Bank of New York, incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.29
Share Purchase and Exchange Agreement, dated October 4, 2006, between Manchester Inc., Nice Cars, Inc., Nice Cars Operations AcquisitionCo, Inc. and the Shareholders of Nice Cars, Inc., incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.30
Share Purchase and Exchange Agreement, dated October 4, 2006, between Manchester Inc., Nice Cars Capital Acceptance Corporation, Nice Cars Acceptance AcquisitionCo, Inc. and the Shareholders of Nice Cars Capital Acceptance Corporation, incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.31
Promissory Note, dated as of October 4, 2006, issued by Manchester Inc., Nice Cars Acceptance AcquisitionCo, Inc. and Nice Cars Operations AcquisitionCo, Inc. to Raymond and Victoria Lyle, incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.32
S Tax Reimbursement Promissory Note, dated as of October 4, 2006, issued by Manchester Inc., Nice Cars Acceptance AcquisitionCo, Inc. and Nice Cars Operations AcquisitionCo, Inc. to Raymond and Victoria Lyle, incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.33
Shareholder Loan Promissory Note, dated as of October 4, 2006, issued by Manchester Inc., Nice Cars Acceptance AcquisitionCo, Inc. and Nice Cars Operations AcquisitionCo, Inc. to Raymond and Victoria Lyle, incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.34
Plan and Agreement of Merger of Foreign Corporation into Delaware Corporation, dated as of October 4, 2006, between Nice Cars Capital Acceptance Corporation and Nice Cars Acceptance AcquisitionCo, Inc., incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.35
Plan and Agreement of Merger of Foreign Corporation into Delaware Corporation, dated as of October 4, 2006, between Nice Cars, Inc. and Nice Cars Operations AcquisitionCo, Inc., incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.36
Form of Opinion Letter of Wuersch & Gering LLP, dated as of October 4, 2006, incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.37
Form of Opinion Letter of Chambliss, Bahner & Stophel, P.C., dated as of October 4, 2006, incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.38
Employment Agreement, dated as of October 4, 2006, between the Company and Raymond Lyle, incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.39
Employment Agreement, dated as of October 4, 2006, between the Company and Victoria Lyle, incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.40
Employment Agreement, dated as of October 4, 2006, between the Company and Raymond Lyle, II, incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.41
Employment Agreement, dated as of October 4, 2006, between the Company and Robert Lyle, incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.42
Employment Agreement, dated as of October 4, 2006, between the Company and Ginger Bond, incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

10.43
Promissory Note, dated as of August 31, 2006, issued by Manchester Inc. to Brazos Equities LLC in the amount of $192,000, incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 23, 2006.

21	Subsidiaries of the Company
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANCHESTER INC.
March 8, 2007
	By:	/s/ Richard Gaines
Name: Richard Gaines
Title: Acting Principal Executive Officer Acting Principal Financial Officer and Acting Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Gaines
Name: Richard Gaines
Title: Corporate Secretary and Director
Dated: March 8, 2007