Form 10-Q
period 2007-02-28
MANCHESTER INC
filed 2007-04-16
CIK 1214933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: February 28, 2007

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

(214) 459-3230
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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,280,037 shares of $0.001 par value common stock outstanding as of April 12, 2007.

PART I: FINANCIAL INFORMATION

MANCHESTER, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	FEBRUARY 28,	NOVEMBER 30,
	2007	2006
	(unaudited)	See Note 1
ASSETS

Current Assets
Cash and cash equivalents	$2,133,017	$621,609
Short term investments and refundable deposits	463,748	2,367,703
Accounts and contracts receivable, net	82,459,426	61,612,291
Inventory	2,645,687	3,394,276
Prepaids and other assets	747,908	218,959
Property, plant and equipment, net	2,043,253	914,059
Goodwill	14,478,760	9,479,356
Deferred loan costs, net	14,340,976	14,309,709
Deferred state income taxes	133,989	133,989
Other assets	242,715	-

Total Assets	$119,689,477	$93,051,951

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$1,437,779	$627,639
Accrued liabilities and expenses	2,877,918	534,798
Revolving line of credit	75,284,646	56,948,557
Notes payable	6,205,804	4,619,741
Notes payable stockholders	13,254,986	9,871,996
Reserve for repairs	6,060,987	6,060,987
Deferred revenue	194,671	-
Capital leases payable	144,468	251,743

Total Liabilities	105,461,260	78,915,460

STOCKHOLDERS’ EQUITY

Common Stock Authorized:

100,000,000 common shares, no par value $0.001 per share,
32,726,500 and 34,280,037 shares issues and outstanding at November 30, 2006 and February 28, 2007, respectively	34,218	32,726

Additional paid in capital	20,731,755	17,615,747

Accumulated deficit	(6,537,755)	(3,511,983)

Total Stockholders’ Equity	14,228,217	14,136,490

Total Liabilities and Stockholders Equity	$119,689,477	$93,051,951

The accompanying notes are an integral part of these interim financial statements

MANCHESTER, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Stated in U.S. Dollars)

	For the Three Months Ended February 28,
	2007	2006
	(unaudited)

Revenues:
Net vehicle sales	$18,201,597	$-
Interest income	5,082,401	-
Total income	23,283,998	-

Cost of sales	10,244,500	-

Gross profit	13,039,498	-

Expenses:
Selling, general and administrative	3,214,158	104,489
Provision for credit losses	8,022,793	-
Interest expense	3,218,829	3,149
Depreciation and amortization	161,589	342
Financing and other fees	241,693	-
Total expenses	14,859,062	107,980

Operating loss	(1,819,564)	(107,980)

Other Expense:
Amortization of warrants	(1,088,708)	-
Stock option for service	(117,500)	-

Loss before taxes	(3,025,772)	(107,980)

Income tax provision (benefit)	-	-

Net loss	$(3,025,772)	$(107,980)

Net loss per share applicable to common shareholders
Basic and diluted	$(0.09)	$(0.00)

Weighted average number of common shares and common share equivalent outstanding	33,762,025	33,137,500

The accompanying notes are an integral part of these interim financial statements

MANCHESTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW

	For the Three Months Ended February 28,
	2007	2006
	(unaudited)
Net Loss	$(3,025,772)	$(107,980)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Provision for credit losses	3,256,619	-
Depreciation and amortization	160,412	342
Amortization deferred financing	1,338,734	-

Changes in assets and liabilities:
Decrease (increase) in refundable deposits	436,252	(250,000)
Increase in accounts and contracts receivable, net	(1,008,068)	-
Decease in inventory	1,143,875	-
Increase in prepaids and other current assets	(324,720)	-
Decrease in accounts payable	(234,844)	-
Increase in accrued interest	1,002,485	3,192
Increase in accrued expenses and liabilities	712,196	20,418
Net cash in operating activities	3,457,167	(334,028)

Cash flows from investing activites:
Acquisition of business, net of cash acquired		-
Purchase of property, plant and equipment	(68,122)	(6,088)

Net cash used in investing activities	(68,122)	(6,088)

Cash flows from financing activites
Deferred loan costs incurred	(1,370,000)	-
Decrease in deferred revenue	(69,625)	-
Payments on notes payable	(22,567,147)	-
Proceeds from loans	22,151,519	349,204
Payments on capital leases	(107,275)	-
Proceeds from stockholder loans, net of repayments	84,889	-
Net cash in financing activities	(1,877,638)	349,204

Increase in cash and cash equivalents	1,511,408	9,088

Cash and cash equivalents at beginning of year	621,609	777

Cash and cash equivalents at end of period	$2,133,017	$9,865

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$2,345,991	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these interim financial statements

MANCHESTER, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Three Months Ended February 28,
	2007	2006
	(unaudited)

Supplemental disclosures of non-cash investing and financing activities:
Stock issued to acquire business	$3,000,000	$-

Notes issued to acquire business	$3,150,000	$-

Amortization of common stock warrants beneficial conversion feature	$1,088,708	$-

Relative fair value of common stock options issued for services	$117,500	$-

MANCHESTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007 (Unaudited)

NOTE 1. ORGANIZATION, OPERATION AND BASIS OF PRESENTATION

The Company was incorporated on August 27, 2002 under the laws of the state of Nevada. The Company commenced business as an exploration stage mining and mineral resources company. During that time, the Company had been determined to be a development stage company under the definition of SFAS 7. The mining exploration activities ceased on April 30, 2004 and subsequently the Company began seeking an alternative line of business. In 2006 the Company began principal operations and ended its status as an exploration stage company.

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

On December 29, 2006, the Company acquired a second Buy-Here/Pay-Here used car sales enterprise. The transaction consisted of the acquisition of F.S. English, Inc., a Buy-Here/Pay Here car sales company, and GNAC, Inc., its affiliated credit acceptance company, by two special purpose wholly-owned acquisition subsidiaries of the Company that were incorporated under the laws of the state of Delaware on November 21, 2006. Following the acquisition, F.S. English, Inc. and GNAC were merged into the Company’s subsidiaries and now operate under the names “Freedom Auto Sales” and “Freedom Auto Acceptance” (collectively, the “Freedom Companies”). The operations of the Freedom Companies the two months ended February 28, 2007 are included in the consolidated statement of income.

The Freedom Companies’ corporate predecessors’ financial statements for the calendar years ended December 31, 2005 and 2004, respectively, were audited by Katz, Sapper & Miller, LLP, a large audit, accounting and professional services firm in Indianapolis, Indiana. Manchester Inc. has engaged its public accounting firm of Rodefer Moss & Co, PLLC (“Rodefer Moss”) to perform the audit for the year ended December 31, 2006, the results of which will be incorporated on Form 8-K to be filed in the second quarter. The consolidated financial statements of Manchester, Inc. for the three months ended February 28, 2007 were prepared on the basis that no material misstatements would result from the audit of the Freedom Companies corporate predecessors’ financial statements for their respective fiscal-year ended December 31, 2006.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Manchester, Inc. and its subsidiaries. The Consolidated Statements of Income include Manchester, Inc and Nice Cars for the three months ended February 28, 2007 and the operations of Freedom Auto Sales for the two months ended February 28, 2007. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the February 28, 2007 financial statement presentation.

Revenue, Costs and Expense Recognition

The Company recognizes revenues from vehicle sales, and the related cost of sales, upon delivery to the customer.

Interest and discount income are recognized using the effective interest method, as payments are received on the sales contracts. Interest and discount income are suspended when a contract is two payment periods (weekly, bi-weekly or monthly) delinquent. Recognition of interest and discount income resumes if the contract becomes contractually current. Past-due interest and discount income are also recognized at that time. In addition, a detailed review of contract receivables will cause earlier suspension of recognition of interest and discount income if collection is doubtful, or if other related facts detrimental to the contracts become known.

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

Per Share Amounts

The basic net income (loss) per common share has been computed based upon the weighted average number of shares of Common Stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average number of shares of Common Stock outstanding and shares that would have been outstanding assuming the issuance of Common Stock for all potentially dilutive securities outstanding. The Company’s outstanding stock options and warrants represent the only potentially dilutive securities outstanding. Diluted net loss per common share is equal to the basic net loss per common share for the three months ended February 28, 2007 and 2006 as common equivalent shares from stock options and stock warrants would have an anti-dilutive effect because of the loss from continuing operations. As of February 28, 2007, there were 4,050,000 shares of potentially dilutive securities from vested options and warrants.

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

Had compensation cost for the stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the pro forma basic and diluted net loss per common share would have been as follows:

Three Months Ended February 28, 2007

Net loss applicable to common shareholders	$(3,025,772)
Deduct: Stock based employee compensation expense determined under fair value method	117,500

Pro forma net loss applicable to common shareholders	$(2,908,272)

Basic and diluted net loss:
As reported	$(0.09)
Pro forma	$(0.09)

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

Advertising

The Company expenses advertising production and communication costs as they are incurred. The total advertising expense for the three months ended February 28, 2007 was $472,228.

Deferred loan costs

Loan and debt issuance costs related to financings are stated at cost and are amortized over the life of the obligation using the interest method. Upon retirement of the related debt, any unamortized loan costs are charged to expense.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standard No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), by issuing SHARE-BASED PAYMENT ("SFAS 123(R)"). SFAS 123(R) requires us to recognize, in the determination of income, the grant date fair value of all stock options and other equity based compensation issued to employees. In April 2006, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS No. 123(R), which required the Company to adopt SFAS No. 123(R) no later than January 1, 2006. The statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The adoption of SFAS 123(R) in the second quarter of our fiscal year ended November 30, 2006, had no material effect on the Company's financial statements.

Statement of Financial Accounting Standards No. 151, INVENTORY COSTS, an amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004 and becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2006. The statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The adoption of SFAS 151 did not have any material effect on the Company's financial statements.

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

Statement of Financial Accounting Standards No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, was issued in February 2006 and is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Certain parts of this Statement may be applied prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The adoption of SFAS 155 did not have any significant effect on the Company's financial statements.

In February 2007, the FASB issued Statement of Financial Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

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

NOTE 3. ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Contracts receivable are recorded at their outstanding principal balances, reduced by any charge-offs or specific valuation accounts, deferred interest and sale taxes due from customers. The Company finances vehicle sales to selected customers over periods ranging from 12 to 54 months, with interest at 26% in Georgia and Tennessee and ranging from 16% to 21% in Indiana and Illinois. The allowance for uncollectible accounts is based upon the Company’s historical loss percentage relative to the fair value of the contracts’ underlying collateral

The estimated future maturities of contracts receivable at February 28, 2007 using forty-eight months as the average contract term remaining, are as follows:

February 28, 2007	Gross contracts receivable	Unearned finance charges and sales taxes	Principal balance

1st year	$81,727,434	$(22,825,200)	$58,902,234
2nd year	52,809,228	(14,570,889)	38,238,339
3rd year	21,571,253	(6,083,611)	15,487,642
4th year	4,772,461	(846,966)	3,925,495
5th year	2,088,333	(250,486)	1,837,847

Total	$162,968,709	$(48,579,144)	$114,389,566

Allowance for credit losses			(31,930,140)

Total			$82,459,426

The above tabulation should not be regarded as a forecast of future cash collections.

The provision for credit losses at February 28, 2007 was $31,930,140 and represents 27.9% of the net principal balance.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at February 28, 2007 and November 30, 2006 consisted of the following:

	February 28,	November 30,
	2007	2006

Furniture and fixtures	$475,086	$67,211
Equipment	2,954,378	2,167,903
Leasehold improvements	1,274,288	440,551
Buildings	703,706	108,349
	5,407,459	2,784,014
Less: accumulated depreciation	(3,364,206)	(1,869,955)
Property, plant and equipment, net	$2,043,253	$914,059

NOTE 5. DEFERRED LOAN COSTS AND COMMON STOCK WARRANTS

Deferred Loan Costs at February 28, 2007 consists of common stock warrants that were issued to the lender, Palm Beach Multi-Strategy Fund, LLP on October 4, 2006 and attendant fees and expenses associated with the credit facility. The 4,000,000 warrants were valued using the Black-Scholes pricing model with an exercise price of $3.00 and a weighted average common per share price of $3.27. The amortization period is 36 months, the length of the loan duration per share.

	February 28,	November 30,
	2007	2006

Gross value of warrants issued	$13,064,499	$13,064,499

Loan expenses	3,456,961	2,086,961

Total	16,521,460	15,151,460

Less: amortization expense	(2,180,484)	(841,751)

Balance of deferred loan costs	$14,340,976	$14,309,709

NOTE 6. REVOLVING LINE OF CREDIT

The Company has two lines of credit with Palm Beach Multi-Strategy Fund L.P. with a total outstanding balance of $75,086,864 at February 28, 2007. The lines of credit are secured by accounts receivable, inventory and all assets of the Company.

	February 28,		November 30,
	2007		2006

Revolving line of credit with Palm Beach Multi-Strategy Fund L.P. dated September 28, 2006, as amended December 28, 2006 , consisting of a term note payable in full September 28, 2009, secured by accounts receivable, inventory and all assets of the Company, with interest at the lower of 17% or the Federal Reserve Fund's published prime lending interest rate + 9% and a revolving credit line with interest at the Federal Reserve Fund's published prime lending interest rate + 5%.	$53,975,645	(1)	$56,948,557	(*)

Revolving line of credit with Palm Beach Multi-Strategy Fund L.P. dated December 28, 2006,, consisting of a term note payable in full December 28, 2009, secured by accounts receivable, inventory and all assets of the Company, with interest at the lower of 16.25% or the Federal Reserve Fund's published prime lending interest rate + 8% and a revolving credit line with interest at the Federal Reserve Fund's published prime lending interest rate + 4%.	21,111,219	(2)	-

Total	$75,086,864		$56,948,557

(*) Certain prior year amounts have been reclassified to conform to the February 28, 2007 financial statement presentation.

1 - The outstanding revolving credit line balance and term note payable at February 28, 2007 was $5,218,007 and $48,757,638, respectively.

2 - The outstanding revolving credit line balance and term note payable at February 28, 2007 was $320,000 and $20,791,219, respectively.

NOTE 7. NOTES PAYABLE

Notes payable at February 28, 2007 and November 30, 2006 were outstanding as follows:

	February 28,	November 30,
	2007	2006

Note Payable to a bank in monthly installments of $26,678 including interest at 8.19%, through February 2012. Secured by certain property and equipment.	$718,642	-

Note Payable to a bank in monthly installments of $432.35 including interest at 5.95% through April 2009. Secured by certain property and equipment.	10,353	-

Unsecured promissory demand note with one lender with interest of 6%.	10,200	-

Unsecured promissory demand notes with one lender, dated from December 2005 through February 28, 2007 with interest of 6%.	5,367,304	4,437,204

Unsecured financing agreement with 1st. Insurance Funding payable in two remaining installments due by January 10, 2007.	-	83,233

Unsecured promissory note with one lender, amended June 1, 2006, payable June 1, 2007 with interest of 8%.	99,304	99,304

Total	$6,205,804	$4,619,741

NOTE 8. NOTES PAYABLE TO STOCKHOLDERS

The stockholder notes payable balances at February 28, 2007 and November 30, 2006 are detailed below. The notes payable to stockholders consists of various notes issued by the Company in the acquisition of the Nice Car’s companies on October 4, 2006 and Freedom Auto Sale’s companies on December 29, 2006. The notes are subordinated to the note of the revolving line of credit as described at Note 6.

	February 28,	November 30,
	2007	2006

Unsecured promissory note to shareholders dated October 4, 2006, payable in full October 4, 2007, with interest rate of 10%.	$6,930,000	$6,930,000

Unsecured promissory note to shareholders dated October 4, 2006, payable in full November 1, 2006, with interest rate of 10%.	-	627,543

Unsecured demand note to shareholder dated November 1, 2006, with interest rate of 10%.	500,000	500,000

Unsecured promissory note to shareholders dated October 4, 2006, payable in full January 2, 2007, with interest rate of 10%.	1,605,884	1,814,453

Unsecured promissory note to shareholder, with an interest rate of 8%, payable on demand.	113,192	-

Unsecured promissory note to shareholder, with an interest rate of 8%, payable on demand.	34,910	-

Cash advances by shareholder, with remaining liability at March 23, 2007 converted to unsecured promissory note payable in monthly installments through July, 2007, with interest rate of 10%.	921,000	-

Unsecured promissory note to shareholders dated December 29, 2006, payable in full December 29, 2007, with interest rate of 5%.	3,000,000	-

Unsecured promissory note to shareholders dated December 29, 2006, payable in two equal installments due on or before June 29, 2007 and September 29, 2007, respectively with interest rate of 5%.	150,000	-

Total	$13,254,986	$9,871,996

NOTE 9. RESERVE FOR REPAIRS

The Company incurs costs as a result of additional service primarily related to customer service actions. Estimated additional service costs for each vehicle sold by the Company are accrued at the time of sale. Accruals for estimated additional service costs are based on historical experience and subject to adjustment from time to time depending on actual experience. The balance at February 28, 2007 was $6,060,987.

NOTE 10. COMMON STOCK OPTIONS

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

	Three Months Ended		Year Ended
	February 28, 2007		November 30, 2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	550,000	$4.46	-	$-
Granted	-	-	550,000	4.46
Exercised	-	-	-	-
Forfeited	(350,000)	(2.60)	-	-
Expired	-	-	-	-

Outstanding at end of period	200,000	$2.70	550,000	$4.46

NOTE 11. INCOME TAXES

The income tax provision charged (benefit credited) for the three months ended February 28, 2007 was as follows:

Benefit

Provision for income taxes related to operations	$(1,028,700)
Less tax effects of non-deductible expenses:
Provision for credit losses	454,400
Amortization of deferred loan costs	370,200
Charitable contribution carry forward	2,300

Total provision for Federal income taxes	$(201,800)

Net provision for income taxes from Indiana operations	(136,900)
Net provision for income taxes from Tennessee and Georgia operations	(74,300)

Provision for income tax benefit related to operations	(413,000)

Valuation allowance	413,000

Net current year provision	$-

The differences between the Statutory Federal income tax rate and the effective tax rate are as follows:

Statutory Federal income tax rate	-34.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal Benefit	-7.0%
Provision for credit losses	15.0%
Amortization of deferred loan costs	12.2%
Charitable contribution carry forward	0.1%

Effective tax rate before valuation allowance	-13.6%

Temporary differences which give rise to a significant portion of deferred tax assets and liabilities were as follows:

Provision for credit losses	$12,627,700
Reserve for repairs	2,303,200
Amortization of deferred loan costs	689,500
Charitable contribution carry forward	67,400

Total deferred tax benefit	15,687,800

Valuation allowance	(15,553,811)

Total deferred tax benefit net of valuation allowance	$133,989

Prior year tax benefit provisions caused by losses incurred by operations are not material and have been eliminated by valuation allowances.

NOTE 12. CONCENTRATION OF CREDIT RISK

The Company’s customer base is concentrated in the Northwest Georgia, Southeast Tennessee and Northern Indiana geographical areas. Due to the nature of the Company’s business, many of its customers are considered substandard credit risks.

The Company has concentrated cash deposits in multiple high credit quality financial institutions. The amounts on deposit at February 28, 2007 (unaudited) and during various periods during the year were lower than the federally insured deposit limit.

The Company is exposed to various risks of loss related to torts, theft of, damage to and destruction of assets, errors and omissions and natural disasters. The Company has purchased third party liability and property damage insurance to protect against these claims and losses.

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, none of which are held for trading, include cash, contracts receivable, accounts payable, accrued expenses, floor plan notes payable and capital leases payable. The Company estimates that the fair value of all financial instruments at February 28, 2007 (Unaudited) and November 30, 2006 (Audited) does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying combined financial statements. The estimated fair value amounts have been determined by using available market information and appropriate data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts.

NOTE 14. PURCHASE PRICE

On December 29, 2006, Manchester, Inc. acquired F.S. English, Inc. and GNAC, Inc. The transaction was consummated through two special purpose wholly-owned acquisition subsidiaries of the Company. Following the acquisition, F.S. English, Inc. and GNAC, Inc. were merged into the Company’s subsidiaries and now conduct business as Freedom Auto Sales and Freedom Auto Acceptance (collectively, the “Freedom Companies”).

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

The purchase price of Freedom Auto Sales is as follows:

Total purchase price of Freedom Auto Sales:
Cash	$-
Notes ro seller	3,150,000
Common stock par value	3,000,000

Total purchase price	$6,150,000

Net assets acquired:
Cash	$(222,146)
Tangible assets, net	25,172,974

Total assets acquired	24,950,828

Liabilities assumed	(23,800,233)

Total liabilities assumed	(23,800,233)

Net assets acquired	$1,150,596

Goodwill	$4,999,404

Tangible assets acquired of $25.2 million includes trade accounts receivable, net (customer contracts), inventory and net fixed assets.

Liabilities assumed of $23.8 million include trade accounts payable, credit line and equipment financing notes, and notes to a shareholder.

$5.0 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair market value of the net tangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually.

NOTE 15. UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The following unaudited pro forma combined condensed consolidated statement of income has been prepared to give effect to the acquisition of the Freedom Companies using the purchase method of accounting and the assumptions and adjustments described below. This pro forma statement was prepared as if the merger had been completed as of December 1, 2006.

This unaudited pro forma combined condensed statement of income for the three months ended February 28, 2007 was prepared by combining the actual statements of operations for Manchester, Inc., Nice Cars Companies, Inc. and the Freedom Companies to give effect to Company’s completed acquisition of the Freedom Cars Companies on December 1, 2006. For the three months ended February 28, 2006, the unaudited actual statement of operations of the Nice Cars Companies for the three months ended March 31, 2006 was combined with the actual unaudited statement of income of Manchester, Inc. for the three months ended February 28, 2006. The Nice Cars Companies prior to the acquisition in October 2006 were on a calendar year basis of accounting and as a result thereof, it was management’s opinion that the results would not be materially different than using the actual results for the three months ended February 28, 2006.

The unaudited pro forma combined condensed consolidated statement of income is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have actually been reported had the merger occurred on December 1, 2006.

This unaudited pro forma combined condensed consolidated statement of income is based upon the respective unaudited historical consolidated and pro forma combined condensed consolidated statement of operations of the Company, the Nice Cars Companies, and Manchester Indiana and should be read in conjunction with the historical consolidated and pro forma combined condensed financial statements of Manchester, Inc. and the Nice Cars Companies and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference herein and contained in the reports and other information Manchester has filed with the U.S. Securities and Exchange Commission including the Manchester Form 10-K filed on March 9 , 2007.

	For the three months ended February 28, 2007				For the three months ended February 28, 2006
	As Reported (unaudited)	Pro forma Adjustments		Total	Nice Cars Companies, Manchester, Inc. and Freedom Companies (unaudited)	Pro forma Adjustments		Total

Revenues:
Net vehicle sales	$18,201,597	$2,960,000	1	$21,161,597	$24,130,000	$-		$24,130,000
Interest income	5,082,401	-		5,082,401	5,570,000	-		5,570,000

Total income	23,283,998	2,960,000		26,243,998	29,700,000	-		29,700,000

Cost of sales	10,244,500	1,650,000	1	11,894,500	14,680,000	-		14,680,000

Gross profit	13,039,498	1,310,000		14,349,498	15,020,000	-		15,020,000

Expenses:
Selling, general and administrative	3,214,158	80,000	1	3,294,158	3,860,000	130,000	3	3,990,000
Provision for credit losses	8,022,793			8,022,793	7,820,000	-		7,820,000
Interest expense	3,218,829	90,000	2	3,308,829	1,210,000	1,290,000	2	2,500,000
Depreciation and amortization	161,589			161,589	270,000	-		270,000
Financing and other fees	241,693			241,693	-	175,000	4	175,000
Total expenses	14,859,062	170,000		15,029,062	13,160,000	1,595,000		14,755,000

Operating Income (loss) before taxes	$(1,819,564)	$1,140,000		$(679,564)	$1,860,000	$(1,595,000)		$265,000

Net loss per share applicable to common shareholders
Basic and diluted	$(0.05)	$0.03		$(0.02)	$0.06	$(0.05)		$0.01

Weighted average number of common shares and common share equivalent outstanding	33,103,167	33,137,500		33,137,500	33,137,500	33,137,500		33,137,500

Notes:
1	increase in sales, cost of sales and commission expense at the Freedom Companies due to operating a complete quarter with A\R and floor plan financing in place
2	additional interest expense on higher interest credit line debt
3	additional personnel and expenses of corporate office
4	additional asset management fees of lender

NOTE 16. GOODWILL

The Company has recorded goodwill in connection with its acquisition of the Nice Cars and Freedom Auto Sales companies.

Goodwill is not amortized, but is tested annually for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. Absent unexpected circumstances, management has determined the Company does not have to assess or test for impairment until fiscal year ending November 30, 2007. In assessing the recoverability of goodwill, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

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

For goodwill, the impairment evaluation will include a comparison of the carrying value of our Buy-Here/Pay-Here acquisitions (including goodwill) to their fair value on a reporting unit level. Generally, a reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. If the estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit’s carrying value, then an additional analysis will be performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit. If the implied fair value of the reporting unit goodwill is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference. To date, management has not made any determination if impairment of goodwill exists or not.

NOTE 17. LEGAL PROCEEDINGS

The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. While, in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. In particular, On November 29, 2006, Lancelot Investors Fund, LP d/b/a Surge Capital (“Surge”) filed a complaint (the “Surge Complaint”) against Manchester Inc. in the Cook County, Illinois, Circuit Court. Through this action, Surge seeks more than $1.8 million in damages from Manchester for an alleged breach of contract. The Surge Complaint states that in early 2006, Manchester and Surge signed an agreement that summarized the terms under which Surge was prepared to provide Manchester with a $300,000,000 secured loan facility (the “Surge Loan Agreement”). The Surge Complaint further alleges that as part of the Surge Loan Agreement, Manchester was required to pay Surge a “break-up fee” of $2,000,000 in the event that Manchester elected to pursue a financing with another party while Surge was prepared to close the loan facility upon terms and conditions substantially similar to those described in the Surge Loan Agreement. The Surge Complaint states that although Surge was prepared to close the loan facility, Manchester obtained financing from another source. Surge is demanding a net payment of $2,000,000, to be reduced by a $175,010.94 deposit Manchester currently holds (for a total of $1,824,989.06). On November 29, 2006, the Company filed a countersuit against Surge. The Company believes that Surge’s allegations and claims are without merit. The Company is vigorously contesting this action and pursuing all available avenues to resolve this controversy.

During the first quarter 2007, a legal proceeding was commenced against the Company and a separate legal proceeding was commenced against F.S. English, Inc. (the shares of which were acquired by one of the Company’s wholly-owned subsidiaries) and against Rick Stanley, the Chief Executive Officer of two of the Company’s subsidiaries, and formerly a stockholder and Chief Executive Officer of F.S. English, Inc. Prior to the acquisition of F.S. English, Inc. by a wholly-owned subsidiary of the Company and its merger into such subsidiary, F.S. English, Inc. was a franchisee of Byrider Franchising, Inc. (“Byrider”). Byrider alleges that it had certain rights that were breached under its franchise agreements with F.S. English, Inc. Byrider has filed a Complaint against the Company in the United States District Court for the Southern District of Indiana, claiming tortious interference with contract and seeking damages to be determined at trial. Byrider has demanded $2,115,167.16 in amounts allegedly owed under the franchise agreements, plus $212,539.82 in back amounts allegedly owed by F.S. English, Inc.. Byrider has demanded that F.S. English, Inc. and Rick Stanley submit the dispute to arbitration. The Company and its subsidiary dispute Byrider’s allegations and believe that the Byrider legal actions are without merit. The Company and its subsidiary intend to vigorously defend their position that Byrider waived any and all rights under the franchise agreement and the Company and its subsidiary intend to pursue all rights of recourse and legal remedies against Byrider.

Additionally, the Company is involved in litigation arising in the normal course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations, and accordingly, has not recorded a liability in conjunction with them.

NOTE 18. SUBSEQUENT EVENTS

On March 14, 2007 the Board of Directors the Company appointed Lawrence Taylor as its Chief Financial Officer. Mr. Taylor will be responsible for all aspects of Manchester's financial reporting and treasury and involved in strategic planning and business management functions. Mr. Taylor received his bachelor's degree in accounting from Wayne State University in Detroit, MI. He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and both the Texas and National branches of Financial Executives International. Prior to joining the Company, Mr. Taylor served as Vice President and Chief Financial Officer for Digital Recorders, Inc., a NASDAQ-listed company serving the mass transit industry in the U.S., Europe, South America and Australia, where he was responsible for negotiating significant revolving credit lines in Sweden and the U.S. to fund acquisitions and working capital. Mr. Taylor previously entered into a two year consulting agreement with the Company in April of 2006 which contemplated his future appointment as Chief Financial Officer of the Company and such agreement remains in effect.

On March 16, 2007, the Board appointed Mr. Stephen R. Scorgie as a director of the Company, effective as of March 19, 2007. Mr. Scorgie received his bachelor's degree in finance and accounting from the McIntire School of Commerce and his MBA, Finance from the Darden School of Business Administration, both of which are located at the University of Virginia. Mr. Scorgie is currently the Managing Director of The Carlton Group, where he is responsible for finding and selling sub-performing and non-performing debt from financial institutions throughout the United States through an extensive secondary market network. The Carlton Group is a real estate investment banking firm prominent in equity and debt placement, investment sales, and commercial and residential loan sales. The Carlton Group has consummated in excess of $30 billion of transactions since 1998. During the past five years, Mr. Scorgie's division has arranged the sale of over $7 billion of loan assets. The Carlton Group has received total payments for services rendered of approximately $75,000 from the Company in 2006 and 2007. The Company and The Carlton Group are currently in discussions to renew their agreements for additional services to be rendered. No determinations have been made as of the date of this Quarterly Report concerning the committees of the Board on which Mr. Scorgie will serve.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This Quarterly Report contains certain forward-looking statements and our Company’s future operating results could differ materially from those discussed herein.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. The Company suggests that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2006. Unless otherwise provided in this Quarterly Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Manchester Inc. and its subsidiaries.

The following discussion of the financial condition and results of operations of Manchester Inc. should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report.

Overview

Our Company was incorporated on August 27, 2002 under the laws of the state of Nevada. On October 4, 2006 we entered into two agreements for the acquisition of a Buy-Here/Pay-Here enterprise consisting of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation (collectively, the “Nice Cars Companies”). On December 29, 2006, the Company acquired F.S. English, Inc., a Buy-Here/Pay Here car sales company, and GNAC, Inc., its affiliated credit acceptance company, which now operate under the names “Freedom Auto Sales and “Freedom Auto Acceptance” (collectively, the “Freedom Companies”). Each Buy-Here/Pay Here enterprise is referred to as a "dealership". Our operations during the period covered by this Quarterly Report were principally in Georgia, Tennessee and Indiana. We intend to make additional acquisitions during the foreseeable future and expand our Buy-Here/Pay-Here operations into other geographic areas.

As of the end of the period covered by this Quarterly Report, the Company served as the holding company for (i) the Nice Cars Companies, (ii) Nice Cars Funding LLC, (iii) the Freedom Companies, and (iv) Manchester Indiana Funding, LLC (collectively, Manchester’s six subsidiaries are referred to herein as the “Subsidiaries”). Our financial statements for the period covered by this Report describe the financial condition and results of operations for Manchester Inc. and its Subsidiaries on a consolidated historical basis (unaudited). During the first fiscal quarter ended February 28, 2007, the Company had no other operations other than those conducted by the Subsidiaries. As part of its planning to operate as a holding company for the Subsidiaries, the Company has hired professional accounting and financial personnel to administer the Subsidiaries, manage the loans, prepare financial statements and perform other functions and duties as a centralized corporate office.

The Company’s Subsidiaries operate as separate sales and finance companies in order to distinguish vehicle sales operations from financing activities. Our finance subsidiaries purchase the retail sales contracts from affiliated sales subsidiaries and assume all rights and responsibilities with respect to the acquired contracts. These contracts have varying terms, generally ranging from 36 months to 60 months, with interest charges of up to 26%. The Company primarily sells used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or impaired credit. As of February 28, 2007, the Company’s Subsidiaries operated two dealerships that sold used vehicles from 9 different sales lots.

The Company’s primary focus is on sales and collections. Each Subsidiary handles its own sales and collections with supervisory involvement of the corporate office. Hiring, training and retaining qualified sales personnel are critical to the Company’s success.  The Company intends to add resources to train and develop personnel. In fiscal 2007 and for the foreseeable future, the Company expects to acquire additional dealerships and to continue to invest in the acquisition of new dealerships and the development of its own dealerships and workforce.

RESULTS OF OPERATIONS

The financial statements (unaudited) contained herein have been prepared on a historical basis to give effect to the acquisition of our Subsidiaries using the purchase method of accounting with assumptions and adjustments as described in the accompanying notes to the combined condensed consolidated financial statements (unaudited) for the first quarter ended February 28, 2007.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Stated in U.S. Dollars)

	For the Three Months Ended February 28,
	2007	% to Sales	2006
	(unaudited)
Revenues:
Net vehicle sales	$18,201,597	78.2%	$-
Interest income	5,082,401	21.8%	-
Total income	23,283,998	100.0%	-

Cost of sales	10,244,500	44.0%	-

Gross profit	13,039,498	56.0%	-

Expenses:
Selling, general and administrative	3,214,158	13.8%	104,489
Provision for credit losses	8,022,793	34.5%	-
Interest expense	3,218,829	13.8%	3,149
Depreciation and amortization	161,589	0.7%	342
Financing and other fees	241,693	1.0%	-
Total expenses	14,859,062	63.8%	107,980

Operating loss	(1,819,564)	-7.8%	(107,980)
		-
Other Expense:		-
Amortization of warrants	(1,088,708)	-4.7%	-
Stock option for service	(117,500)	-0.5%	-

Loss before taxes	$(3,025,772)	-13.0%	$(107,980)

Three Months Ended February 28, 2007

The Company’s Subsidiaries consist of the Nice Cars Companies and the Freedom Companies and their respective finance subsidiaries. The Nice Cars Companies were acquired during the prior fiscal year on October 4, 2006. The Freedom Companies were acquired during the period covered by this Quarterly Report on December 29, 2006. The results of operations reflected in this Quarterly Report do not include financial information with respect to results of operations of our Subsidiaries prior to the date of their respective acquisition by our Company. Our Company was not actively conducting business prior to the acquisition of the Nice Cars Companies in October 2006. As such, Company performance between the three months ended February 28, 2007 and the three months ended February 28, 2006 are not indicative of comparable operations with respect to such quarterly periods.

Consolidated revenues increased $23.3million, or 100%, for the three months ended February 28, 2007 as compared to the same period in the prior fiscal year.

Cost of sales as a percentage of sales was 44% for the three months ended February 28, 2007 from 0% in the same period of the prior fiscal year in which the Company had no material operations. The Company’s gross margins are negatively affected by operating costs and vehicle repair costs, and to the purchase price of vehicles the Company sells. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the Company’s retail pricing policies may be made by sales managers.

Selling, general and administrative expense as a percentage of sales was 13.8% for the three months ended February 28, 2007. Selling, general and administrative expenses are, for the most part, more fixed in nature. The increase was due to the acquisition of the Company’s operating Subsidiaries subsequent to the date of the corresponding reporting period in 2006. The Company expects to see increases in selling, general and administrative expenses related to increasing personnel, advertising, higher insurance costs and repossession activity. The Company also intends to make selling, general and administrative expenditures to strengthen controls and procedures, improve efficiencies in the corporate infrastructure as well as transitional costs associated with future acquisitions. Also, approximately $117,500 of non-cash stock-based compensation expense was recorded during the current quarter. Deferred financing expense for the amortization of common stock warrants for the three months ended February 28, 2007 was a non-cash amount of $1,088,708.

Cost of credit losses during the first quarter 2007 were approximately 34.5% of sales. Company management believes that credit losses were higher in the first quarter as a percentage of revenues than anticipated performance in subsequent quarterly periods due primarily to (i) seasonality with respect to cash allocation decisions by customers during the end of the calendar year holiday season, and (ii) Freedom Auto Sales’ transistion from a Byrider franchisee and operational disputes with J.D. Byrider which temporarily depressed the sales of Freedom Auto Sales during the calendar quarter following the acquisition. Company management believes that the foregoing factors coupled with higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting its customers have had a negative impact on collection results.  At February 28, 2007, 6.8% of the Company’s finance receivable balances were over 30 days past due.

Interest expense as a percentage of sales was 13.8% for the three months ended February 28, 2007. The increase was attributable to borrowings made for servicing the loans made for the acquisition of the Subsidiaries and loans made against the Company’s portfolio of customer contract notes. During the three months ended February 28, 2007 the aggregate of all interest costs was approximately $3.2 million with an average rate charged during the quarter of approximately 16% per annum. Company management expects borrowings to increase in anticipation of growth in accounts receivable, inventory and fixed assets. Interest rates may increase as a function of interest rates charged by the Company’s lender.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified:

	FEBRUARY 28,	NOVEMBER 30,
	2007	2006
ASSETS
Accounts and contracts receivable, net	$82,459,426	$61,612,291
Inventory	2,645,687	3,394,276
Prepaids and other assets	747,908	218,959
Property, plant and equipment, net	2,043,253	914,059

LIABILITIES

Accounts payable	$1,437,779	$627,639
Accrued liabilities and expenses	2,877,918	534,798
Debt Facilities	94,745,436	71,440,294

In the first three months of fiscal 2007, inventory was 14% as compared to vehicle sales revenues.

Net property and equipment was approximately $2.04 million during the three months ended February 28, 2007 as the Company acquired the Freedom Companies.

Accounts payable and accrued liabilities were approximately $4.3 million at February 28, 2007. Income taxes payable were $0 and deferred income tax liabilities were approximately $134,000 at February 28, 2007.

Borrowings on the Company’s credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables growth, (iii) capital expenditures, and (iv) income tax liabilities.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the combined Manchester Inc. and Subsidiaries statements of cash flows.

CONSOLIDATED CONDENSED CASH FLOW STATEMENT
Stated in U.S. Dollars

	For the Three Months Ended February 28,
	2007	2006
	(unaudited)

Net Loss	$(3,025,772)	$(107,980)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Provision for credit losses	3,256,619	-
Depreciation and amortization	160,412	342
Amortization deferred financing	1,338,734	-
Changes in assets and liabilities	1,727,175	(226,390)
Net cash provided (used) in operating activities	3,457,167	(334,028)

Net cash used in investing activities	(68,122)	(6,088)

Net cash provided (used) in financing activities	(1,877,638)	349,204

Increase in cash and cash equivalents	1,511,408	9,088

Cash and cash equivalents at beginning of year	621,609	777

Cash and cash equivalents at end of period	$2,133,017	$9,865

(1) The Company Subsidiaries consist of the Nice Cars Companies and the Freedom Companies and their respective finance subsidiaries. The Nice Cars Companies were acquired during the prior fiscal year on October 4, 2006. The Freedom Companies were acquired during the first fiscal quarter covered by this Report on December 29, 2006. The results of operations reflected in this Quarterly Report do not include financial information with respect to results of operations of our Subsidiaries prior to the date of their respective acquisition by our Company. Our Company was not actively conducting business prior to the acquisition of the Nice Cars Companies in October 2006. As such, Company performance between the three months ended February 28, 2007 and the three months ended February 28, 2006 are not indicative of comparable operations with respect to such quarterly periods.

The Company generates cash flow from net income from operations. Most or all of this cash is used to fund finance receivables growth. To the extent finance receivables growth exceeds net income from operations, the Company generally will increase borrowings from its credit facility.

The Company’s credit facilities are provided by Palm Beach Multi-Strategy Fund L.P. (the “Lender”) pursuant to a commitment letter dated September 28, 2006 under which the Lender committed to provide up to $300 million in revolving warehouse financings for a roll up strategy to acquire captive subprime Buy-Here/Pay-Here auto receivables origination and collection businesses nationwide (each, a “Financing”). There is no limit to the number of Financings, provided that no Financing shall be in an amount in excess of $100 million, unless approved by the Lender. Each Acquisition and Financing pursuant to the Commitment shall be subject to the Lender’s approval. The Company has drawn two loans from the credit commitment, one in the amount of $75 million for the acquisition and operation of the Nice Cars Companies during fiscal 2006 and the other in the amount of $30 million for the acquisition and operation of the Freedom Companies during the first quarter 2007, discussed in further detail below.

At February 28, 2007, the Company’s assets consisted of $2.1 million in cash, $6.3 million in other tangible net assets and $82.4 million in receivables. The Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Lender. The Company believes that it is currently in material compliance under the terms of all of its agreements.

At February 28, 2007, the Company had $2.1 million in cash on hand. On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under the revolving credit facilities which may be drawn against delivery of qualified collateralized customer contract receivables. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and sales of securitized customer contract receivables. While the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to grow its finance receivables portfolio and to grow its business through acquisitions during the next 12 months.

The Company expects that it will be able to renew or refinance its credit facilities on or before the date they mature. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

The Company leases the properties where its dealerships are located and expects to continue to do so for the foreseeable future.

Nice Cars $75 Million Loan Agreement

The Company’s first use of the $300 Million Credit Commitment was a $75 million loan facility which was established through the Company’s special purpose wholly-owned subsidiary, Nice Cars Funding, LLC, referred to as the “Nice Cars Borrower” under the terms of the Loan Agreement. Under the terms of the $75 million loan facility, the Lender, upon request, will from time to time, until maturity at September 28, 2009, make advances to the Nice Cars Borrower. The Interest on the Loan will accrue at an interest rate equal to the lesser of: (i) the greater of (x) Prime Rate (as determined daily) plus 9% (unless for any day on which the principal amount of the Term Loan is equal to or less than sixty percent (60%) of outstanding principle then the Prime Rate shall be plus 5% per annum) or (y) 17% per annum (unless for any day on which the principal amount of the Term Loan is equal to or less than sixty percent (60%) of the net term pool balance, the amount will be 13%); or (ii) the maximum rate which may be legally charged under applicable usury law. The Company drew down approximately $54 million of the Loan to fund the acquisition and initial operations of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation.

The Company believes that the advances drawn on the Loan on the basis of collateralized receivables will be sufficient to fund the growth of the Company’s operations as well as cover all payments due on the Loan for the foreseeable future.

The maximum amount that may be drawn under the Loan may not, in aggregate amount, exceed at any time the outstanding amount equal to the lesser of: (a) $75 million; or (b) the Availability on Eligible Receivables. Such Availability on Eligible Receivables will be generally determined as an amount equal to (i) 80% under the initial advance made under the Loan Agreement, and thereafter 60%; multiplied by (ii) the Net Pool Balance as of such date. The Net Pool Balance is calculated as the sum of (a) the outstanding principal balance of all Eligible Receivables; minus (b) all other matured and unpaid amounts due to the Nice Cars Borrower relating to the Eligible Receivables (including, without limitation, unearned finance charges, time price differentials, insurance fees and other fees and charges related thereto. Eligible Receivables are generally defined as receivables which have not more than 60 days past due, have an interest rate of at least 25% per annum payable no less frequently than monthly along with additional qualification attributes; will not cause the weighted average age (by unpaid principal balance, based on model year) of all Eligible Receivables to exceed eight (8) years; and the contribution of the Receivable will not cause the weighted average mileage (by unpaid principal balance, at the time of sale) of all Eligible Receivables to exceed 95,000 miles.

The Company must make payments on the Loan if at any time the amount advanced by Lender to the Nice Cars Borrower exceeds the maximum amount that may draw on the Loan. In such event, the Nice Cars Borrower must immediately and without notice, repay to Lender an amount sufficient to eliminate the excess, or, at Lender’s option, assign and deliver additional Eligible Receivables sufficient to cover the deficiency.

The Nice Cars Borrower may, at any time, terminate financing under the Loan Agreement and prepay the indebtedness in full by providing the Lender with written notice at least ninety (90) calendar days prior to the specific date upon which Nice Cars Borrower intends to cease financing and prepay the indebtedness in full. In the event of termination of the Loan prior to September 28, 2009, the Nice Cars Borrower will pay Liquidated Damages in amount equal to the product of (i) the “minimum interest charge under the Loan" multiplied by (ii) the number of months remaining from the date of the Lender's receipt of the termination notice until September 28, 2009. The “minimum interest charge under the Loan” shall equal the product of (i) the average principal balance of the Loan during the six (6) months immediately preceding the Lender's receipt of the termination notice multiplied by (ii) 1.50%.

In the event of a default of performance of the Loan Agreement by the Nice Cars Borrower, the Nice Cars Borrower shall pay Lender interest on the daily outstanding balance of the Loan at the Default Rate, which will be determined as 5% in excess of the greater of: (x) the prime rate plus 9% (unless for any day on which the principal amount of the Term Loan is equal to or less than sixty percent (60%) of outstanding principle then the rate shall be plus 5% per annum); or (y) 17% per annum (unless for any day on which the principal amount of the Term Loan is equal to or less than sixty percent (60%) of the net term pool balance, the amount will be 13%). An event of default will occur if (a) the Nice Cars Borrower fails to pay the principal component of the Loan or any interest thereon when due and payable, (b) the Nice Cars Borrower fails to pay any indebtedness when due and payable within five (5) calendar days after the same becomes due and payable; (c) any default occurs by the Nice Cars Borrower, the Company or any related party under any ancillary documentation executed in connection with the Loan; (d) any default occurs by any related party to Nice Cars Borrower in respect of indebtedness; (e) any material adverse effect; and (f) other customary conditions of default. Upon an event of default, all Indebtedness shall immediately be due and payable and interest will accrue at the Default Rate. The Lender will have several rights and remedies in the event of a default, including the sale of collateral Receivables.

As inducement for the Lender to enter into the Loan, the Nice Cars Borrower has irrevocably granted to a collateral agent acting on behalf of the Lender and affiliates, a first and continuing security interest in all of the Nice Cars Borrower’s right, title and interest in and to all receivables, property and assets of Nice Cars Borrower. The Company and the Nice Cars Borrower have established customary receivables custody, collateral agency, and servicing arrangements for payments of receivables to be deposited into blocked accounts and the return of paid-up receivables to the Company. The Company has guaranteed all of the obligations of the Nice Cars Borrower. The Nice Cars Borrower has also agreed to customary covenants and negative covenants, which include, among other requirements, to protect the first priority security interest in the receivables as collateral for the Lender and maintain the corporate good standing of the Nice Cars Borrower. The Nice Cars Borrower has agreed to pay all costs and expenses of the Lender and its affiliates in connection with the Loan. The Nice Cars Borrower has also granted indemnification to the Lender and the Collateral Agent in respect of all claims and losses incurred or asserted in connection with the Loan against the Lender, its affiliates or the Collateral Agent, except in the case of gross negligence or willful misconduct.

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

In connection with the Loan Agreement, the Nice Cars Borrower, the Company and certain of its other subsidiaries have entered into a Sale and Servicing Agreement (the “Nice Cars Sale and Servicing Agreement”), pursuant to which a subsidiary of the Company has agreed to sell all of its rights to receivables (the “Nice Cars Receivables”) to the Nice Cars Borrower. Pursuant to the Nice Cars Sale and Servicing Agreement, the Company shall serve as the servicer for all Nice Cars Receivables, acting as agent, and shall manage service and make collections on the Nice Cars Receivables. The Company has agreed to comply with the terms and conditions of a servicing guideline and a credit and collection policy provided by the Lender.

Freedom Companies $30 Million Loan Agreement

During the period covered by this Quarterly Report, on December 29, 2006 the Company acquired F.S. English, Inc., a privately held Buy-Here/Pay Here car sales company which operates three retail locations in the Indianapolis area, and GNAC, Inc., its affiliated credit acceptance company. These Company subsidiaries now operate under the trade names “Freedom Auto Sales” and “Freedom Auto Acceptance”. Under the terms of the agreement, the Company paid an aggregate of approximately $8 million and refinanced the acquired $26 million portfolio of receivables through a drawdown on the Company's $300 million credit commitment.

The acquisition of the Freedom Companies closed pursuant to the terms and conditions of a Stock Purchase Agreement, dated December 2, 2006, and a First Amendment thereto, dated December 29, 2006 (collectively, the “Stock Purchase Agreement”), by and between the Company, Manchester Indiana Operations, Inc., a Delaware corporation and wholly owned acquisition subsidiary of the Company (“Indiana Operations”), Manchester Indiana Acceptance, Inc., a Delaware corporation and wholly owned acquisition subsidiary of the Company (“Indiana Acceptance”), the ten shareholders of each of F.S. English, Inc. and GNAC, Inc. (the “Indiana Sellers,” and each an “Indiana Seller”), and Rick Stanley, as the Indiana Sellers’ representative. Under the Stock Purchase Agreement, Indiana Operations acquired all of the issued and outstanding capital stock of F.S. English, Inc. (the “F.S. English Shares”) and Indiana Acceptance acquired all of the issued and outstanding capital stock of GNAC, Inc. (the “GNAC Shares,” and together with the F.S. English Shares, the “Shares”). In connection with the acquisition, the Company refinanced the GNAC, Inc. $26 million portfolio of receivables with the proceeds of the Indiana Term Loan (as described below). The aggregate consideration paid to the Indiana Sellers in exchange for the Shares was: (i) $3,000,000 in the form of a promissory note (the “Seller Note”); (ii) 1,492,537 shares of the common stock of the Company (the “Manchester Shares”), representing an amount equal to $3,000,000 as determined by reference to the average of the closing prices of the Company common stock on the five (5) business days immediately preceding December 29, 2006. In addition, the Company (i) repaid approximately $2 million to certain creditors of the Freedom Companies on behalf of the Indiana Sellers; and (ii) caused each personal guarantee of the Indiana Sellers to be released in regard to obligations of the Freedom Companies. The indebtedness of the Freedom Companies held by Rick Stanley was only partially repaid and a subordinated note was issued to Mr. Stanley in the amount of $150,000. The Company has provided limited piggy-back registration rights to the Indiana Sellers with respect to the Manchester Shares issued to them.

The Company is continuing operations of the respective businesses of the Freedom Companies as managed by Mr. Rick L. Stanley, who served as president of the Freedom Companies prior to the date of their acquisition by the Company. Subsequent to the date of acquisition by the Company, the Freedom Companies entered into an employment agreement with Mr. Rick L. Stanley, who is now serving as CEO of the Freedom Companies. Mr. Stanley has worked extensively in the Buy-Here/Pay-Here auto market for the past 18 years.

Manchester Indiana Funding LLC, a wholly-owned subsidiary of the Company entered into a loan agreement with the Lender, to provide financing for the acquisition of the Freedom Companies. This acquisition loan constitutes the second financing that the Company has entered into with the Lender. Pursuant to a Loan and Security Agreement which closed on December 29, 2006 (the “Indiana Loan Agreement”), between Manchester Indiana Funding LLC, the Lender and The Bank of New York Trust Company, N.A., as Collateral Agent (the “Collateral Agent”), the Lender agreed to loan Manchester Indiana Funding LLC up to $30 million. The Company has initially drawn approximately $21.1 million (the “Indiana Term Loan”) and may request additional draws under the terms of the Indiana Loan Agreement (the “Revolving Loan,” and together with the Indiana Term Loan, the “Indiana Loan”). The Indiana Loan Agreement expires on December 28, 2009 unless terminated earlier in accordance with its terms.

Interest on the Indiana Term Loan will accrue at an interest rate equal to the lesser of: (i) the greater of (x) prime rate (as determined daily) plus the Term Applicable Margin (as defined below) or (y) the Indiana Term Loan Floor (as defined below); or (ii) the maximum rate which may be legally charged under applicable usury law. Interest on the Revolving Loan will accrue at an interest rate equal to the lesser of: (i) the greater of (x) prime rate (as determined daily) plus five percent (5%) per annum or (y) thirteen percent (13%) per annum; or (ii) the maximum rate which may be legally charged under applicable usury law. The term “Term Applicable Margin” means eight percent (8%) per annum, provided that, for any day on which the principal amount of the Indiana Term Loan is equal to or less than sixty-five percent (65%) of the Net Term Pool Balance (the Net Term Pool Balance being the total balance of certain outstanding receivables), the term “Term Applicable Margin” means five percent (5%) per annum. The term “Indiana Term Loan Floor” means sixteen percent (16%) per annum, provided that, for any day on which the principal amount of the Indiana Term Loan is equal to or less than sixty-five percent (65%) of the Net Term Pool Balance, the “Indiana Term Loan Floor” shall be thirteen percent (13%) per annum. The Company has paid all fees, costs, expenses and disbursements of the Lender in connection with legal services, origination costs, due diligence, closing of the Indiana Loan and initial interest, which in the aggregate was approximately $120,000 dollars. All other terms and conditions of the Indiana Term Loan are substantially similar to the same terms and conditions as the Nice Cars Loan, as described above.

The Company, the Freedom Companies and Manchester Indiana Funding LLC (collectively, the “Indiana Guarantors”) have each agreed to guaranty the loans up to an amount not exceeding ten percent of the amount of the Indiana Loan outstanding from time to time, pursuant to the terms of a Guaranty. The Indiana Guarantors have also entered into a Security Agreement with the Lender and the Collateral Agent pursuant to which each of the Indiana Guarantors has granted to the Collateral Agent and its successors and assigns, for the security and benefit of the Lender, a first priority security interest in and mortgage lien on all of the respective assets of the Indiana Guarantors.

In connection with the Indiana Loan Agreement, the Company, the Freedom Companies and Manchester Indiana Funding LLC, have entered into a Sale and Servicing Agreement, pursuant to which Indiana Acceptance has agreed to sell all of its rights to car sales contract receivables (the “Receivables”) to Manchester Indiana Funding LLC. Pursuant to this Sale and Servicing Agreement, the Company shall serve as the servicer for all Receivables, acting as agent, and shall manage, service and make collections on the Receivables. The Company has delegated its duties as servicer to Indiana Acceptance, as sub-servicer. The Company and Indiana Acceptance have agreed to comply with the terms and conditions of a servicing guideline and a credit and collection policy provided by the Lender.

Litigation

The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. While, in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. In particular, On November 29, 2006, Lancelot Investors Fund, LP d/b/a Surge Capital (“Surge”) filed a complaint (the “Surge Complaint”) against Manchester Inc. in the Cook County, Illinois, Circuit Court. Through this action, Surge seeks more than $1.8 million in damages from Manchester for an alleged breach of contract. The Surge Complaint states that in early 2006, Manchester and Surge signed an agreement that summarized the terms under which Surge was prepared to provide Manchester with a $300,000,000 secured loan facility (the “Surge Loan Agreement”). The Surge Complaint further alleges that as part of the Surge Loan Agreement, Manchester was required to pay Surge a “break-up fee” of $2,000,000 in the event that Manchester elected to pursue a financing with another party while Surge was prepared to close the loan facility upon terms and conditions substantially similar to those described in the Surge Loan Agreement. The Surge Complaint states that although Surge was prepared to close the loan facility, Manchester obtained financing from another source. Surge is demanding a net payment of $2,000,000, to be reduced by a $175,010.94 deposit Manchester currently holds (for a total of $1,824,989.06). On November 29, 2006, the Company filed a countersuit against Surge. The Company believes that Surge’s allegations and claims are without merit. The Company is vigorously contesting this action and pursuing all available avenues to resolve this controversy.

During the first quarter 2007, a legal proceeding was commenced against the Company and a separate legal proceeding was commenced against F.S. English, Inc. (the shares of which were acquired by one of the Company’s wholly-owned subsidiaries) and against Rick Stanley, the Chief Executive Officer of two of the Company’s subsidiaries, and formerly a stockholder and Chief Executive Officer of F.S. English, Inc. Prior to the acquisition of F.S. English, Inc. securities by a subsidiary of the Company and its merger into such subsidiary, F.S. English, Inc. was a franchisee of Byrider Franchising, Inc. (“Byrider”). Byrider alleges that it had certain rights that were breached under its franchise agreements with F.S. English, Inc. Byrider has filed a Complaint against the Company in the United States District Court for the Southern District of Indiana, claiming tortious interference with contract and seeking damages to be determined at trial. Byrider has demanded $2,115,167.16 in amounts allegedly owed under the franchise agreements, plus $212,539.82 in back amounts allegedly owed by F.S. English, Inc.. Byrider has demanded that F.S. English, Inc. and Rick Stanley submit the dispute to arbitration. The Company and its subsidiary dispute Byrider’s allegations and believe that the Byrider legal actions are without merit. The Company and its subsidiary intend to vigorously defend their position that Byrider waived any and all rights under the franchise agreement and the Company and its subsidiary intend to pursue all rights of recourse and legal remedies against Byrider.

Additionally, the Company is involved in litigation arising in the normal course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations, and accordingly, has not recorded a liability in conjunction with them.

Effect of Inflation

Inflation has not been a significant factor affecting the Company’s results.

Seasonality

The Company’s automobile sales and finance business is seasonal in nature, with sales slowing towards the end of the calendar year. Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Further, the Company experiences seasonal fluctuations in its finance receivable credit losses.

Off-Balance Sheet Arrangements

As of the end of the period covered by this Quarterly Report, the Company was not a party to any off-balance sheet arrangements.

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from those reported at November 30, 2006 in the Company’s Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosing About Market Risk

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

Interest on the Company’s $75 million loan borrowed in connection with its October 4, 2006 acquisitions of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation will accrue on drawn principal at an interest rate equal to the lesser of: (i) the greater of (x) prime rate (as determined daily) plus 9% (unless for any day on which the principal amount of the Term Loan is equal to or less than sixty percent (60%) of outstanding principle then the Prime Rate shall be plus 5% per annum) or (y) 17% per annum (unless for any day on which the principal amount of the Term Loan is equal to or less than sixty percent (60%) of the net term pool balance, the amount will be 13% per annum); or (ii) the maximum rate which may be legally charged under applicable usury law.

Interest on the $30 million Indiana Term Loan borrowed in connection with the acquisitions of the Freedom Companies, will accrue at an interest rate equal to the lesser of: (i) the greater of (x) prime rate (as determined daily) plus the Term Applicable Margin or (y) the Indiana Term Loan Floor; or (ii) the maximum rate which may be legally charged under applicable usury law. Interest on the Revolving Loan will accrue at an interest rate equal to the lesser of: (i) the greater of (x) prime rate (as determined daily) plus five percent (5%) per annum or (y) thirteen percent (13%) per annum; or (ii) the maximum rate which may be legally charged under applicable usury law. The term “Term Applicable Margin” means eight percent (8%) per annum, provided that, for any day on which the principal amount of the Indiana Term Loan is equal to or less than sixty-five percent (65%) of the Net Term Pool Balance (the Net Term Pool Balance being the total balance of certain outstanding receivables), the term “Term Applicable Margin” means five percent (5%) per annum. The term “Indiana Term Loan Floor” means sixteen percent (16%) per annum, provided that, for any day on which the principal amount of the Indiana Term Loan is equal to or less than sixty-five percent (65%) of the Net Term Pool Balance, the “Indiana Term Loan Floor” shall be thirteen percent (13%) per annum.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Acting Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were deficient with respect to assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions on required disclosures and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The Company has made changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The Board of Directors of the Company has made a commitment to revise the Company’s controls and procedures relative to the acquisition of the Nice Cars Companies and the acquisition of the Freedom Companies, as well as all subsequent Buy-Here/Pay-Here operations. The implementation of the new internal controls over financial reporting have commenced during the first quarter of 2007 and will continue subsequent to the period covered by this Quarterly Report. The new systems, controls and procedures are designed specifically for the Buy-Here/Pay-Here business, including, without limitation, implementation of the AutoStar Solutions operations software and Account Mate, a fully integrated accounting system with the AutoStar software. This system was placed into service in both the Nice Cars Companies and the Freedom Companies during the first quarter of 2007 and is currently processing such Companies’ Accounts. Company management expects the remediation of its internal controls over financial reporting to be completed during the course of the second and third quarters of 2007.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

During the period covered by this Quarterly Report, legal proceedings were commenced against the Company, one of its subsidiaries, and Rick Stanley, the Chief Executive Officer of two of the Company’s subsidiaries. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Legal Matters” which is incorporated herein by reference thereto.

Item 1A. Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K filed with respect to the Company’s fiscal year end on November 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 29, 2006, the Company acquired F.S. English, Inc. (“F.S. English”), a privately held Buy-Here/Pay Here car sales company and GNAC, Inc. (“GNAC,” and together with F.S. English, the “Freedom Companies”). The acquisition of the Freedom Companies closed pursuant to the terms and conditions of a Stock Purchase Agreement dated December 2, 2006 and a First Amendment thereto, dated December 29, 2006 (collectively, the “Stock Purchase Agreement”), by and between the Company, two of its subsidiaries, the ten shareholders of each of the Freedom Companies (the “Sellers,” and each a “Seller”), and Rick Stanley, as the Sellers’ representative. The aggregate consideration paid to the Sellers pursuant to the Stock Purchase Agreement included 1,492,537 shares of the common stock of the Company, representing an amount equal to $3,000,000 as determined by reference to the average of the closing prices of the Company common stock on the five (5) business days immediately preceding December 29, 2006. On December 29, 2006, the Company issued these 1,492,537 shares of the common stock of the Company to the Sellers.  The issuance of the Company’s shares was exempt from registration with the U.S. Securities and Exchange Commission in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). All of the shares issued in connection acquisition of the Freedom Companies are restricted and may not be publicly traded or sold until such shares are registered under the Securities Act or an exemption from registration is available; however the Company has provided limited piggy-back registration rights to the Sellers with respect to the shares issued to them.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

January 8, 2007

The Company filed a Report on Form 8-K on January 8, 2007 disclosing (i) the acquisition of F.S. English, Inc. and GNAC, Inc. on December 29, 2006; (ii) a draw $30 million on the Company’s $300 million credit facility and (iii) resignation of Mr. James Worosz, the Company’s Senior Vice President of Finance.

Subsequent Events

March 20, 2007

The Company filed a Report on Form 8-K on March 20, 2007 disclosing (i) on March 14, 2007 the Board of Directors of the Company named Lawrence Taylor as its Chief Financial Officer; and (ii) on March 16, 2007, the Board of Directors appointed Mr. Stephen R. Scorgie as a director of the Company, effective as of March 19, 2007.

Exhibits

An Exhibit List has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

MANCHESTER INC. (Registrant)

Date: April 16, 2007	By:	/s/ Richard D. Gaines
Name: Richard D. Gaines
Title: Acting Principal Executive Officer
Secretary and Director

Date: April 16, 2007	By:	/s/ Lawrence Taylor
Name: Lawrence Taylor
Title: Principal Financial Officer
Chief Accounting Officer

EXHIBIT INDEX

Manchester Inc.

Quarter Ended February 28, 2007

Exhibit No.	Description of Exhibits

Exhibit 10.44	Loan and Security Agreement, dated as of December 28, 2006, between Manchester Indiana Funding, LLC, Palm Beach Multi-Strategy Fund, L.P., and the Bank of New York.

Exhibit 10.45	Sale and Servicing Agreement, dated as of December 28, 2006, between Manchester Indiana Funding, LLC, Manchester Inc., Manchester Indiana Acceptance, Inc. and Manchester Indiana Operations, Inc.

Exhibit 10.46	Guaranty, dated as of December 28, 2006, by Manchester Inc., Manchester Indiana Acceptance, Inc. and Manchester Indiana Operations, Inc., to Palm Beach Multi-Strategy Fund, L.P.

Exhibit 10.47
Security Agreement, dated as of December 28, 2006, between Manchester Inc., Manchester Indiana Acceptance, Inc., Manchester Indiana Operations, Inc., the Bank of New York, and Palm Beach Multi-Strategy Fund, L.P.

Exhibit 10.48	Funding Agreement, dated as of December 28, 2006, among the Bank of New York, Palm Beach Multi-Strategy Fund, L.P., Manchester Indiana Funding, LLC, and Manchester, Inc.

Exhibit 10.49
Stock Purchase Agreement, dated as of December 2, 2006, by and among Manchester Indiana Operations, Inc., Manchester Indiana Acceptance, Inc., Manchester Inc., the Shareholders of each of F.S. English, Inc. and GNAC, Inc. and Rick Stanley, as Seller's Representative.

Exhibit 10.50
First Amendment to Stock Purchase Agreement, dated as of December 29, 2006, by and among Manchester Indiana Operations, Inc., Manchester Indiana Acceptance, Inc., Manchester Inc., the Sellers and Rick Stanley, on behalf of himself and each Seller.

Exhibit 10.51	Promissory Note, dated as of December 29, 2006, by Manchester Indiana Acceptance, Inc. to Rick Stanley.

Exhibit 10.52	Subordinated Promissory Note, dated as of December 29, 2006, by Manchester Indiana Acceptance, Inc. to Rick Stanley.

Exhibit 10.53	Unconditional Continuing Guaranty, dated as of December 29, 2006, by Manchester Inc. in favor of Rick Stanley, as Shareholders’ Representative, and Rick Stanley, individually.

Exhibit 10.54
Security Agreement, dated as of December 29, 2006, by and between Manchester Indiana Acceptance, Inc. and Manchester Inc., in favor of Rick Stanley, as Sellers’ Representative, and Rick Stanley, individually.

Exhibit 10.55	Plan and Agreement of Merger of Foreign Corporation into Delaware Corporation, dated as of December 29, 2006, between GNAC, Inc. and Manchester Indiana Acceptance, Inc.

Exhibit 10.56	Plan and Agreement of Merger of Foreign Corporation into Delaware Corporation, dated as of December 29, 2006, between F.S. English, Inc. and Manchester Indiana Operations, Inc.

Exhibit 10.57	Employment Agreement, dated as of December 29, 2006, between Manchester Indiana Operations, Inc. and Rick L. Stanley.

E-1

Exhibit 31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Acting Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2