Form 10-Q/A
period 2007-02-28
MANCHESTER INC
filed 2007-04-18
CIK 1214933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Manchester Inc., a Nevada corporation (the “Company”), hereby amends, as set forth herein, the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on April 16, 2007. For the reader’s convenience, this Amendment No. 1 to the Company’s Quarterly Report (“Amendment No. 1”) includes all Items included in the Form 10-Q, even those not amended by this Amendment No. 1.  All information contained in this Amendment No. 1 speaks solely as of the fiscal quarter ended February 28, 2007, except for information identified as subsequent events. For current information regarding the business of the Company, please refer to the periodic reports and current reports filed by the Company with the Commission in respect of dates after February 28, 2007.

PART I: FINANCIAL INFORMATION

MANCHESTER, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	FEBRUARY 28,	NOVEMBER 30,
	2007	2006
	(unaudited)	See Note 1
ASSETS

Current Assets
Cash and cash equivalents	$2,133,017	$621,609
Short term investments and refundable deposits	463,748	2,367,703
Accounts and contracts receivable, net	82,459,426	61,612,291
Inventory	2,645,687	3,394,276
Prepaids and other assets	747,906	218,959
Property, plant and equipment, net	2,043,253	914,059
Goodwill	14,478,760	9,479,356
Deferred loan costs, net	14,340,976	14,309,709
Deferred state income taxes	133,989	133,989
Other assets	242,715	-

Total Assets	$119,689,477	$93,051,951

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$1,437,779	$627,639
Accrued liabilities and expenses	2,877,918	534,798
Revolving line of credit	75,284,646	56,948,557
Notes payable	6,205,804	4,619,741
Notes payable stockholders	13,254,986	9,871,996
Reserve for repairs	6,060,987	6,060,987
Deferred revenue	194,671	-
Capital leases payable	144,468	251,743

Total Liabilities	105,461,259	78,915,461

STOCKHOLDERS’ EQUITY

Common Stock Authorized:

100,000,000 common shares, no par value $0.001 per share,
32,726,500 and 34,280,037 shares issues and outstanding at November 30, 2006 and February 28, 2007, respectively	34,218	32,726

Additional paid in capital	20,731,755	17,615,747

Accumulated deficit	(6,537,755)	(3,511,983)

Total Stockholders’ Equity	14,228,218	14,136,490

Total Liabilities and Stockholders Equity	$119,689,477	$93,051,951

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

The accompanying notes are an integral part of these interim financial statements

MANCHESTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended February 28,
	2007	2006
	(unaudited)
Net Loss	$(3,025,772)	$(107,980)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Provision for credit losses	3,256,619	-
Depreciation and amortization	160,412	342
Amortization deferred financing	1,338,734	-

Changes in assets and liabilities:
Decrease (increase) in refundable deposits	436,252	(250,000)
Increase in accounts and contracts receivable, net	(1,008,068)	-
Decease in inventory	1,143,875	-
Increase in prepaids and other current assets	(324,720)	-
Decrease in accounts payable	(234,844)	-
Increase in accrued interest	1,002,485	3,192
Increase in accrued expenses and liabilities	712,196	20,418
Net cash in operating activities	3,457,169	(334,028)

Cash flows from investing activites:
Acquisition of business, net of cash acquired		-
Purchase of property, plant and equipment	(68,122)	(6,088)

Net cash used in investing activities	(68,122)	(6,088)

Cash flows from financing activites
Deferred loan costs incurred	(1,370,000)	-
Decrease in deferred revenue	(69,625)	-
Payments on notes payable	(22,567,147)	-
Proceeds from loans	22,151,519	349,204
Payments on capital leases	(107,275)	-
Proceeds from stockholder loans, net of repayments	84,889	-
Net cash in financing activities	(1,877,639)	349,204

Increase in cash and cash equivalents	1,511,408	9,088

Cash and cash equivalents at beginning of year	621,609	777

Cash and cash equivalents at end of period	$2,133,017	$9,865

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$2,345,991	$-
Cash paid during the period for income taxes	$-	$-

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

The allowance for credit losses at February 28, 2007 was $31,930,140 and represents 27.9% of the net principal balance.

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

	February 28,		November 30,
	2007		2006

Revolving line of credit with Palm Beach Multi-Strategy Fund L.P. dated September 28, 2006, as amended December 28, 2006 , consisting of a term note payable in full September 28, 2009, secured by accounts receivable, inventory and all assets of the Company, with interest at the lower of 17% or the Federal Reserve Fund's published prime lending interest rate + 9% and a revolving credit line with interest at the Federal Reserve Fund's published prime lending interest rate + 5%.	$53,975,645	(1)	$56,948,557	(*)

Revolving line of credit with Palm Beach Multi-Strategy Fund L.P. dated December 28, 2006, consisting of a term note payable in full December 28, 2009, secured by accounts receivable, inventory and all assets of the Company, with interest at the lower of 16.25% or the Federal Reserve Fund's published prime lending interest rate + 8% and a revolving credit line with interest at the Federal Reserve Fund's published prime lending interest rate + 4%.	21,111,219	(2)	-

Revolving floor planning credit line with Automotive Finance Corporation secured by the equivalent inventory with interest at the Federal Reserve Fund's published prime interest rate + 2.5%.	197,782		-

Total	$75,284,646		$56,948,557

(*) Certain prior year amounts have been reclassified to conform to the February 28, 2007 financial statement presentation.

1 - The outstanding revolving credit line balance and term note payable at February 28, 2007 were $5,218,007 and $48,757,638, respectively.

2 - The outstanding revolving credit line balance and term note payable at February 28, 2007 were $320,000 and $20,791,219, respectively.

NOTE 7. NOTES PAYABLE

Notes payable at February 28, 2007 and November 30, 2006 were outstanding as follows:

	February 28,	November 30,
	2007	2006

Note Payable to a bank in monthly installments of $26,678 including interest at 8.19%, through February 2012. Secured by certain property and equipment.	$718,642	$-

Note Payable to a bank in monthly installments of $432.35 including interest at 5.95% through April 2009. Secured by certain property and equipment.	10,353	-

Unsecured promissory demand note with one lender with interest of 6%.	10,200	-

Unsecured promissory demand notes with one lender, dated from December 2005 through February 28, 2007 with interest of 6%.	5,367,304	4,437,204

Unsecured financing agreement with 1st. Insurance Funding payable in two remaining installments due by January 10, 2007.	-	83,233

Unsecured promissory note with one lender, amended June 1, 2006, payable June 1, 2007 with interest of 8%.	99,304	99,304

Total	$6,205,804	$4,619,741

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

This unaudited pro forma combined condensed statement of income for the three months ended February 28, 2007 was prepared by combining the actual statements of operations for Manchester, Inc., Nice Cars Companies, Inc. and the Freedom Companies to give effect to the Company’s completed acquisition of the Freedom Cars Companies on December 1, 2006. For the three months ended February 28, 2006, the unaudited actual statement of operations of the Nice Cars Companies for the three months ended March 31, 2006 was combined with the actual unaudited statement of income of Manchester, Inc. for the three months ended February 28, 2006. The Nice Cars Companies prior to the acquisition in October 2006 were on a calendar year basis of accounting and as a result thereof, it was management’s opinion that the results would not be materially different than using the actual results for the three months ended February 28, 2006.

The unaudited pro forma combined condensed consolidated statement of income is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have actually been reported had the merger occurred on December 1, 2006.

This unaudited pro forma combined condensed consolidated statement of income is based upon the respective unaudited historical consolidated and pro forma combined condensed consolidated statement of operations of the Company, the Nice Cars Companies, and Manchester Indiana and should be read in conjunction with the historical consolidated and pro forma combined condensed financial statements of Manchester, Inc. and the Nice Cars Companies and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference herein and contained in the reports and other information Manchester has filed with the U.S. Securities and Exchange Commission including the Manchester Form 10-K filed on March 9, 2007.

The amounts detailed below as pro forma adjustments for the three months ended February 28, 2007 were computed assuming the period experienced sales  revenues for what management believes would have been a typical quarter for the three months presented.

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

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
Stated in U.S. Dollars

	For the Three Months Ended February 28,
	2007	2006
	(unaudited)

Net Loss	$(3,025,772)	$(107,980)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Provision for credit losses	3,256,619	-
Depreciation and amortization	160,412	342
Amortization deferred financing	1,338,734	-
Changes in assets and liabilities	1,727,176	(226,390)
Net cash in operating activities	3,457,169	(334,028)

Net cash used in investing activities	(68,122)	(6,088)

Net cash in financing activities	(1,877,639)	349,204

Increase in cash and cash equivalents	1,511,408	9,088

Cash and cash equivalents at beginning of year	621,609	777

Cash and cash equivalents at end of period	$2,133,017	$9,865

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

MANCHESTER INC. (Registrant)

Date: April 18, 2007	By:	/s/ Richard D. Gaines
Name: Richard D. Gaines
Title: Acting Principal Executive Officer
Secretary and Director

Date: April 18, 2007	By:	/s/ Lawrence Taylor
Name: Lawrence Taylor
Title: Principal Financial Officer
Chief Accounting Officer

EXHIBIT INDEX

Manchester Inc.

Quarter Ended February 28, 2007

Exhibit No.	Description of Exhibits

Exhibit 10.44	Loan and Security Agreement, dated as of December 28, 2006, between Manchester Indiana Funding, LLC, Palm Beach Multi-Strategy Fund, L.P., and the Bank of New York.*

Exhibit 10.45	Sale and Servicing Agreement, dated as of December 28, 2006, between Manchester Indiana Funding, LLC, Manchester Inc., Manchester Indiana Acceptance, Inc. and Manchester Indiana Operations, Inc.*

Exhibit 10.46	Guaranty, dated as of December 28, 2006, by Manchester Inc., Manchester Indiana Acceptance, Inc. and Manchester Indiana Operations, Inc., to Palm Beach Multi-Strategy Fund, L.P.*

Exhibit 10.47
Security Agreement, dated as of December 28, 2006, between Manchester Inc., Manchester Indiana Acceptance, Inc., Manchester Indiana Operations, Inc., the Bank of New York, and Palm Beach Multi-Strategy Fund, L.P.*

Exhibit 10.48	Funding Agreement, dated as of December 28, 2006, among the Bank of New York, Palm Beach Multi-Strategy Fund, L.P., Manchester Indiana Funding, LLC, and Manchester, Inc.*

Exhibit 10.49
Stock Purchase Agreement, dated as of December 2, 2006, by and among Manchester Indiana Operations, Inc., Manchester Indiana Acceptance, Inc., Manchester Inc., the Shareholders of each of F.S. English, Inc. and GNAC, Inc. and Rick Stanley, as Seller's Representative.*

Exhibit 10.50
First Amendment to Stock Purchase Agreement, dated as of December 29, 2006, by and among Manchester Indiana Operations, Inc., Manchester Indiana Acceptance, Inc., Manchester Inc., the Sellers and Rick Stanley, on behalf of himself and each Seller.*

Exhibit 10.51	Promissory Note, dated as of December 29, 2006, by Manchester Indiana Acceptance, Inc. to Rick Stanley.*

Exhibit 10.52	Subordinated Promissory Note, dated as of December 29, 2006, by Manchester Indiana Acceptance, Inc. to Rick Stanley.*

Exhibit 10.53	Unconditional Continuing Guaranty, dated as of December 29, 2006, by Manchester Inc. in favor of Rick Stanley, as Shareholders’ Representative, and Rick Stanley, individually.*

Exhibit 10.54
Security Agreement, dated as of December 29, 2006, by and between Manchester Indiana Acceptance, Inc. and Manchester Inc., in favor of Rick Stanley, as Sellers’ Representative, and Rick Stanley, individually.*

Exhibit 10.55	Plan and Agreement of Merger of Foreign Corporation into Delaware Corporation, dated as of December 29, 2006, between GNAC, Inc. and Manchester Indiana Acceptance, Inc.*

Exhibit 10.56	Plan and Agreement of Merger of Foreign Corporation into Delaware Corporation, dated as of December 29, 2006, between F.S. English, Inc. and Manchester Indiana Operations, Inc.*

Exhibit 10.57	Employment Agreement, dated as of December 29, 2006, between Manchester Indiana Operations, Inc. and Rick L. Stanley.*

E-1

Exhibit 31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

Exhibit 32.1	Certification of the Acting Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	previously filed
**	filed herewith

E-2