Form 10-Q
period 2007-05-31
MANCHESTER INC
filed 2007-07-16
CIK 1214933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 31, 2007

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
☒ Yes  ࿠ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ࿠             Accelerated Filer ☒              Non-Accelerated Filer ࿠

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
࿠  Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,280,037 shares of $0.001 par value common stock outstanding as of July 13, 2007.

PART I:  FINANCIAL INFORMATION

MANCHESTER, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	MAY 31,	NOVEMBER 30,
	2007	2006
	(unaudited)	See Note 1
ASSETS

Current Assets
Cash and cash equivalents	$407,368	$621,609
Short term investments and refundable deposits	-	838,963
Accounts and contracts receivable, net	73,471,317	55,551,304
Inventory	4,009,133	3,394,276
Prepaids and other assets	876,847	218,959
Property, plant and equipment, net	2,145,190	914,059
Goodwill	24,845,147	9,479,356
Deferred loan costs, net	13,087,997	14,309,709
Deferred state income taxes	133,989	133,989
Other assets	40,757	-
Total Assets	$119,017,744	$85,462,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,818,602	$627,639
Accrued liabilities and expenses	2,708,989	534,798
Revolving line of credit	83,826,604	55,419,818
Notes payable	8,774,406	4,619,741
Notes payable stockholders	11,870,999	9,871,996
Deferred revenue	323,843	-
Capital leases payable	244,938	251,743
Total Liabilities	109,568,380	71,325,734

STOCKHOLDERS’ EQUITY
Common Stock
Authorized:
100,000,000 common shares, no par value $0.001 per
share, 34,280,037 and 32,726,500 shares issues and outstanding
at May 31, 2007 and November 30, 2006, respectively	34,280	32,726
Additional paid in capital	21,649,332	17,615,747

Accumulated Deficit	(12,234,248)	(3,511,983)
Total Stockholders’ Equity	9,449,365	14,136,490
Total Liabilities and Stockholders Equity	$119,017,745	$85,462,224

The accompanying notes are an integral part of these financial statements

MANCHESTER, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Stated in U.S. Dollars)

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
Net vehicle sales	$26,499,789	$-	$44,713,582	$-
Interest income	5,491,099	-	10,594,902	-
Total income	31,990,889	-	55,308,483	-

Cost of sales	13,306,131	-	23,554,711	-

Gross profit	18,684,758	-	31,753,773	-

Expenses:

Selling, general and administrative	4,406,041	186,494	7,623,566	290,940
Provision for credit losses	10,230,620	-	18,253,113	-
Interest expense	3,493,696	5,532	6,734,291	8,724
Depreciation and amortization	125,018	969	286,607	1,311
Financing and other fees	316,732	-	558,426	-
Total expenses	18,572,107	192,995	33,456,002	300,975

Operating income (loss)	112,650	(192,995)	(1,702,230)	(300,975)

Other Expense:

Amortization of loan costs	(1,088,708)	-	(2,177,417)	-
Stock options for services	(218,959)	(117,456)	(336,459)	(117,456)
Lawsuit Settlement	(4,506,159)		(4,506,159)

Loss before taxes	(5,701,176)	(310,451)	(8,722,265)	(418,431)

Income tax provision (benefit)	-	-	-	-

Net loss	$(5,701,176)	$(310,451)	(8,722,265)	$(418,431)

Net loss per share applicable to common shareholders
Basic and diluted	$(0.17)	$(0.01)	$(0.26)	$(0.01)

Weighted average number of common shares and
common share equivalent outstanding	34,280,037	33,137,500	34,021,031	33,137,500

The accompanying notes are an integral part of these financial statements

MANCHESTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW

	For the Six Months Ended May 31,
	2007	2006
	(unaudited)
Net Loss	$(8,722,265)	$(418,431)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Provision for credit losses	18,253,113	-
Depreciation and amortization	286,607	1,311
Amortization deferred financing	2,764,283	-
Stock options and warrants	1,035,139	-

Changes in assets and liabilities:
Decrease (increase) in refundable deposits	900,000	(250,000)
Decrease in accounts and contracts receivable, net	(23,598,927)	-
Decease in inventory	(219,571)	-
Increase in prepaids and other current assets	(241,231)	(13,194)
Decrease in accounts payable	112,787	-
Increase in accrued interest	1,169,752	8,725
Increase in accrued expenses and liabilities	398,540	91,336
Net cash used in operating activities	(7,861,772)	(580,253)

Cash flows from investing activites:
Acquisition of business, net of cash acquired	-	-
Purchase of property, plant and equipment	(296,253)	(14,404)
Net cash used in investing activities	(296,253)	(14,404)

Cash flows from financing activites
Deferred loan costs incurred	(1,542,571)	(206,927)
Payments on notes payable	(33,834,602)	-
Proceeds from loans	44,620,605	799,203
Payments on capital leases, net of additions	(6,805)	-
Repayments of stockholder loans	(1,266,738)	117,400
Net cash provided in financing activities	7,778,032	709,676

Increase (decrease) in cash and cash equivalents	(214,241)	115,019

Cash and cash equivalents at beginning of year	621,609	777

Cash and cash equivalents at end of period	$407,368	$115,796

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$6,889,443	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

MANCHESTER, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Six Months Ended May 31,
	2007	2006
	(unaudited)
Supplemental disclosures of non-cash investing and financing activities:
Stock issued to acquire business	$3,000,000	$-

Notes issued to acquire business	$3,150,000	$-

Amortization of common stock warrants beneficial conversion feature	$2,177,417	$-

Relative fair value of common stock options issued for services	$336,459	$-

Warrants issued in settlement	$698,680	$-

Reclassification of goodwill - (Note 14)	$10,366,387	$-

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007 (Unaudited)

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

For federal income tax reporting, the company will file consolidated income tax returns. For state income and franchise tax reporting, Manchester Inc. and Nice Cars are separate legal entities with each company filing separate state tax returns.

Nice Cars has operating locations in Tennessee and Georgia. The Nice Cars corporate and administrative offices are located in Fort Oglethorpe, Georgia. The corporate and administrative offices of Manchester Inc. are located in Dallas, Texas.

On December 29, 2006, the Company acquired a second Buy-Here/Pay-Here used car sales enterprise. The transaction consisted of the acquisition of F.S. English, Inc., a Buy-Here/Pay-Here car sales company, and GNAC, Inc., its affiliated credit acceptance company, by two special purpose wholly-owned acquisition subsidiaries of the Company that were incorporated under the laws of the state of Delaware on November 21, 2006. Following the acquisition, F.S. English, Inc. and GNAC were merged into the Company’s subsidiaries and now operate under the names “Freedom Auto Sales” and “Freedom Auto Acceptance” (collectively, the “Freedom Companies”). The operations of the Freedom Companies the five months ended May 31, 2007 are included in the consolidated statement of income.

The Freedom Companies’ corporate predecessors’ financial statements for the calendar years ended December 31, 2005 and 2004, respectively, were audited by Katz, Sapper & Miller, LLP, a large audit, accounting and professional services firm in Indianapolis, Indiana. Manchester Inc. has engaged its public accounting firm of Rodefer Moss & Co, PLLC (“Rodefer Moss”) to perform the audit for the year ended December 31, 2006, the results of which will be incorporated on Form 8-K to be filed upon the completion of such audit. The consolidated financial statements of Manchester Inc. for the six months ended May 31, 2007 were prepared on the basis that no material misstatements would result from the audit of the Freedom Companies corporate predecessors’ financial statements for their respective fiscal-year ended December 31, 2006.

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 (Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Manchester Inc. and its subsidiaries. The Consolidated Statements of Income include Manchester Inc. and Nice Cars for the six months ended May 31, 2007 and the operations of Freedom Auto Sales for the five months ended May 31, 2007. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the May 31, 2007 financial statement presentation.

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

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 (Unaudited)

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

Per Share Amounts

The basic net income (loss) per common share has been computed based upon the weighted average number of shares of Common Stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average number of shares of Common Stock outstanding and shares that would have been outstanding assuming the issuance of Common Stock for all potentially dilutive securities outstanding. The Company’s outstanding stock options and warrants represent the only potentially dilutive securities outstanding. Diluted net loss per common share is equal to the basic net loss per common share for the six months ended May 31, 2007 and 2006 as common equivalent shares from stock options and stock warrants would have an anti-dilutive effect because of the loss from continuing operations. As of May 31, 2007, there were 4,933,333 shares of potentially dilutive securities from vested options and warrants.

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of the assets and liabilities and are measured using the enacted rates expected to apply in the years in which these temporary differences are to be recovered or settled.

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

Advertising

The Company expenses advertising production and communication costs as they are incurred. The total advertising expense for the three and six months ended May 31, 2007 was $80, 403 and $247,047, respectively.

Deferred loan costs

Loan and debt issuance costs related to financings are stated at cost and are amortized over the life of the obligation using the interest method. Upon retirement of the related debt, any unamortized loan costs are charged to expense.

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 (Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Statement of Financial Accounting Standards No. 151, INVENTORY COSTS, an amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004 and became effective for inventory costs incurred during fiscal years beginning after June 15, 2006. The statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The adoption of SFAS 151 did not have any material effect on the Company's financial statements.

Statement of Financial Accounting Standards No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ( SFAS 154) was issued in May 2006 and became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The Company does not expect that SFAS 154 will have any significant effect on future financial statements.

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

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 (Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT NO. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. No additional disclosures will be required since the Company presents revenues net of any taxes collected from customers.

 In July 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of FIN 48. The Company does not currently recognize any value for its tax net operating losses.

In September 2006 the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatement in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a material misstatement, when all relevant quantitative and qualitative factors are considered. SAB 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. The Company has adopted SAB 108 for its fiscal year ending November 30, 2007.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS No. 157. The Company does not expect SFAS 157 to have a material effect on the Company's consolidated financial position or results of operations..

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007 (Unaudited)

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

The estimated future maturities of contracts receivable at May 31, 2007 using forty-two months as the average contract term remaining, are as follows:

May 31, 2007	Gross contracts receivable	Unearned finance charges and sales taxes	Principal balance

1st year	$62,974,164	$(13,593,387)	$49,380,777

2nd year	40,837,732	(8,677,590)	32,160,140

3rd year	16,572,935	(3,623,052)	12,949,883

4th year	4,076,591	(504,405)	3,572,186

5th year	1,882,532	(149,175)	1,733,357

Total	$126,343,954	$(26,547,609)	$99,796,343

	Allowance for credit losses		(26,325,026)

Total			$73,471,317

The above tabulation should not be regarded as a forecast of future cash collections.

The allowance for credit losses at May 31, 2007 was $26,325,026 and represents 26.4% of the net principal balance. See Note 14.

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007 (Unaudited)

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at May 31, 2007 and November 30, 2006 consisted of the following:

	May 31,	November 30,
	2007	2006
Furniture and fixtures	$512,707	$67,211
Equipment	3,112,998	2,167,903
Leasehold improvements	1,274,350	440,551
Buildings	712,323	108,349
	5,612,378	2,784,014
Less: accumulated depreciation	(3,467,188)	(1,869,955)
Property, plant and equipment, net	$2,145,190	$914,059

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 (Unaudited)

NOTE 5. DEFERRED LOAN COSTS AND COMMON STOCK WARRANTS

Deferred Loan Costs at May 31, 2007 consists of common stock warrants that were issued to the Company’s lender, Palm Beach Multi-Strategy Fund, L.P. on October 4, 2006 and attendant fees and expenses associated with the credit facility. The 4,000,000 warrants were valued using the Black-Scholes pricing model with an exercise price of $3.00 and a weighted average common per share price of $3.27. The amortization period is 36 months, the length of the loan duration.

	May 31,	November 30,
	2007	2006
Gross value of warrants issued	$13,064,499	$13,064,499
Loan expenses	3,629,534	2,086,961
Total	16,694,033	15,151,460
Less: accumulated amortization	(3,606,036)	(841,751)
Balance of deferred loan costs	$13,087,997	$14,309,709

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 (Unaudited)

NOTE 6. REVOLVING LINE OF CREDIT

The Company has four lines of credit with Palm Beach Multi-Strategy Fund L.P. and its affiliates with a total outstanding balance of $83,826,604 at May 31, 2007. The lines of credit are secured by accounts receivable, inventory and all assets of the Company.
	May 31,		November 30,
	2007		2006

Revolving line of credit with Palm Beach Multi-Strategy Fund L.P. dated September 28, 2006, as amended December 28, 2006 , consisting of a term note payable in full September 28, 2009, secured by accounts receivable, inventory and all assets of the Company, with interest at the Prime Rate as published in The Wall Street Journal ("WSJ Prime Rate") + 9% with an interest rate floor of 17% and a revolving credit line with interest at the WSJ Prime Rate + 5% with an interest rate floor of 13%.	$60,154,704	1	$55,419,818	(*	)

Revolving line of credit with Palm Beach Multi-Strategy Fund L.P. dated December 28, 2006, consisting of a term note payable in full December 28, 2009, secured by accounts receivable, inventory and all assets of the Company, with interest at the WSJ Prime Rate + 8% with an interest rate floor of 16% and a revolving credit line with interest at the WSJ Prime Rate + 5% with an interest rate floor of 13%.	20,818,665	2	-

Revolving Floor Plan with Palm Beach Multi-Strategy Fund, L.P. secured by the equivalent inventory with interest at the WSJ Prime Rate + 7.75% with an interest rate floor of 16%.	854,625		-

Revolving Floor Plan with Palm Beach Multi-Strategy Fund, L.P. secured by the equivalent inventory with interest at the WSJ Prime Rate + 7.75% with an interest rate floor of 16%.	1,998,610		-

Total	$83,826,604		$55,419,818

1 - The outstanding revolving credit line balance and term note payable at May 31, 2007 was $17,838,110 and $42,316,594, respectively.

2 - The outstanding revolving credit line balance and term note payable at May 31, 2007 was $945,000 and $19,873,665, respectively.

(*) Certain prior year amounts have been reclassified to conform to the May 31, 2007 financial statement presentation.

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 (Unaudited)

NOTE 7. NOTES PAYABLE

Notes payable at May 31, 2007 and November 30, 2006 were outstanding as follows:

	May 31,	November 30,
	2007	2006
Note Payable to a bank in monthly installments of $26,678 including interest at 8.19%, through February 2012. Secured by certain property and
equipment.	661,046	-

Note Payable to a bank in monthly installments of $432 including interest at 5.95% through April 2009. Secured by certain property and
equipment.	9,269	-

Unsecured promissory demand note with one lender with interest of 5%.	10,200	-

Unsecured promissory demand notes with one lender, dated from
December 2005 through February 28, 2007 with interest of 6%.	5,103,754	4,437,204

Unsecured financing agreement with 1st. Insurance Funding payable in
two remaining installments due by January 10, 2007.	-	83,233

Unsecured promissory note with one lender, amended June 1, 2006,
payable June 1, 2007 with interest of 8%.	99,304	99,304

Unsecured promissory note dated May 7, 2007 payable in eighteen equal monthly installments of $25,000, without interest, with the remaining
balance due in full by November 7, 2008.	2,890,833	-

Total	$8,774,406	$4,619,741

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 (Unaudited)

NOTE 8. NOTES PAYABLE TO STOCKHOLDERS

The stockholder notes payable balances at May 31, 2007 and November 30, 2006 are detailed below. The notes payable to stockholders consists of various notes issued by the Company in the acquisition of the Nice Car’s companies on October 4, 2006 and Freedom Auto Sale’s companies on December 29, 2006. The notes are subordinated to the note of the revolving line of credit as described at Note 6.

	May 31,	November 30,
	2007	2006
Unsecured promissory note to shareholders dated October 4, 2006,
payable in full October 4, 2007, with interest rate of 10%.	$6,930,000	$6,930,000

Unsecured promissory note to shareholders dated October 4, 2006,
payable in full November 1, 2006, with interest rate of 10%.	-	627,543

Unsecured demand note to shareholder dated November 1, 2006,
with interest rate of 10%.	-	500,000

Unsecured promissory note to shareholders dated October 4, 2006,
payable in full January 2, 2007, with interest rate of 10%.	1,240,765	1,814,453

Unsecured promissory note to shareholder, with an interest rate of
8%, payable on demand.	60,823	-

Unsecured promissory note to shareholder, with an interest rate of
8%, payable on demand.	54,918	-

Cash advances by shareholder, with remaining liability at March
23, 2007 converted to unsecured promissory note payable in
monthly installments through July, 2007, with interest rate of 10%.	434,493	-

Unsecured promissory note to shareholders dated December 29,
2006, payable in full December 29, 2007, with interest rate of 5%.	3,000,000	-

Unsecured promissory note to shareholders dated December 29,
2006, payable in two equal installments due on or before June 29,
2007 and September 29, 2007, respectively with interest rate of 5%.	150,000	-

Total	$11,870,999	$9,871,996

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 (Unaudited)

NOTE 9. COMMON STOCK OPTIONS

The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock’s estimated fair market value at the date of the grant and may be exercised during specified future periods.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R requires the Company to expense SBP awards over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Compensation cost for SBP transactions will be measured at fair value using a Black-Scholes or similar bi-nomial model. SFAS No. 123R required us to adopt the new accounting provisions beginning in our second quarter of 2006.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 1, 2006	550,000	$4.46
Granted	-	-
Exercised	-	-
Forfeited	(350,000)	4.44
Expired	-	-

Outstanding at February 28, 2007	200,000	4.45	0.78	-

Granted	900,000	2.63
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at May 31, 2007	1,100,000	$2.97	1.71	-

Vested and exercisable at May 31, 2007	133,333	$4.45

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 (Unaudited)

NOTE 10. INCOME TAXES

The income tax provision charged (benefit credited) for the six months ended May 31, 2007 was as follows:

Benefit
Provision for income taxes related to operations	$(2,965,500)
Less tax effects of non-deductible expenses:
Provision for credit losses	(618,500)
Amortization of deferred loan costs	740,300
Charitable contribution carryforward	2,900
Total provision for Federal income taxes	$(2,840,800)
Net provision for income taxes from Indiana operations	(269,800)
Net provision for income taxes from Tennessee and Georgia operations	181,300
Provision for income tax benefit related to operations	(2,929,300)
Valuation allowance	2,929,300
Net current provision	$-

The differences between the Statutory Federal income tax rate and the effective tax rate are as follows:

Statutory Federal income tax rate	-34.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal Benefit	-1.0%
Provision for credit losses	-7.1%
Amortization of deferred loan costs	8.5%
Charitable contribution carryforward	0.0%
Effective tax rate before allowance	-33.6%

Temporary differences which give rise to a significant portion of deferred tax assets and liabilities were as follows:
Provision for credit losses	$10,411,000
Amortization of deferred loan costs	827,400
Charitable contribution carryforward	68,200
Total deferred tax benefit	11,306,600
Valuation allowance	(11,172,611)
Total deferred tax benefit net of valuation allowance	$133,989

Prior year tax benefit provisions caused by losses incurred by operations are not material and have been eliminated by valuation allowances.

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 (Unaudited)

NOTE 11. CONCENTRATION OF CREDIT RISK

The Company’s customer base is concentrated in the Northwest Georgia, Southeast Tennessee and Northern Indiana geographical areas. Due to the nature of the Company’s business, many of its customers are considered substandard credit risks.

The Company has concentrated cash deposits in multiple high credit quality financial institutions. The amounts on deposit at May 31, 2007 (unaudited) and during various periods during the year were lower than the federally insured deposit limit.

The Company is exposed to various risks of loss related to torts, theft of, damage to and destruction of assets, errors and omissions and natural disasters. The Company has purchased third party liability and property damage insurance to protect against these claims and losses.

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, none of which are held for trading, include cash, contracts receivable, accounts payable, accrued expenses, floor plan notes payable and capital leases payable. The Company estimates that the fair value of all financial instruments at May 31, 2007 (Unaudited) and November 30, 2006 (Audited) does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying combined financial statements. The estimated fair value amounts have been determined by using available market information and appropriate data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts.

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007 (Unaudited)

NOTE 13.  ACQUISITIONS

On December 29, 2006, Manchester Inc. acquired F.S. English, Inc. and GNAC, Inc. The transaction was consummated through two special purpose wholly-owned acquisition subsidiaries of the Company. Following the acquisition, F.S. English, Inc. and GNAC, Inc. were merged into the Company’s subsidiaries and now conduct business as Freedom Auto Sales and Freedom Auto Acceptance (collectively, the “Freedom Companies”).

The transaction was accounted for as a purchase in accordance with SFAS 141, Business Combinations.
The purchase price of Freedom Auto Sales is as follows:

Total purchase price of Freedom Auto Sales:
Cash	$-
Notes to seller	3,150,000
Common stock at fair value	3,000,000

Total purchase price	$6,150,000

Net assets acquired:
Cash	$(222,146)
Tangible assets, net	25,172,974

Total assets acquired	24,950,828

Liabilities assumed	(23,800,233)

Total liabilities assumed	(23,800,233)

Net assets acquired	$1,150,596

Goodwill	$4,999,404

Tangible assets acquired of $25.2 million includes trade accounts receivable, net (customer contracts), inventory and net fixed assets.

Liabilities assumed of $23.8 million include trade accounts payable, credit line and equipment financing notes, and notes to a shareholder.

$5.0 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair market value of the net tangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually. The recording of goodwill be subject to adjustment for prea-cquisition contingenices during the allocation period.

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007 (Unaudited)

NOTE 14.  GOODWILL

The Company has recorded goodwill in connection with its acquisition of the Nice Cars and Freedom Auto Sales companies.

In connection with the acquisition of Nice Cars, the Company made an initial allocation of the purchase price. The initial allocation of the purchase price for the Nice Cars acquisition utilized historical analyses and data of Nice Cars in estimating the allowance for credit losses. During the six months ended May 31, 2007 the Company has performed a more extensive analysis following the conversion of the former operating and accounting systems to an Internet based and integrated operating and accounting system designed for the Buy\Here Pay\Here industry to evaluate the quality of the customer accounts and quantify actual write-offs that occurred that should have been part of the allowance for credit losses at the acquisition date of October 4, 2006. As a result of the analysis, the Company made an adjustment effective May 31, 2007 to increase the allowance for credit losses and goodwill by $10.3. Management will continue its analysis of the purchase price allocation with respect to Nice Cars including any purchase price adjustments that may be applicable in connection with representations and warranties made in the purchase documents. Management continues to assess pre-acquisition contingencies and fair value estimates of assets acquired and liabilities assumed in connection with the Nice Cars acquisition. Management plans to complete its purchase price allocation and record any additional adjustments that may be necessary during the third quarter of 2007.

Goodwill is not amortized, but is tested annually for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. Absent unexpected circumstances, management has determined the Company does not have to assess or test for impairment.

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

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 (Unaudited)

NOTE 15.  LEGAL PROCEEDINGS

The Company is party to various legal disputes and proceedings arising from its business activities. While, in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain.

On November 29, 2006, Lancelot Investors Fund, L.P. (the “Lancelot Fund”) brought suit against Manchester in the Cook County Circuit Court (located in Cook County, Illinois) seeking more than $1.8 million in damages. On November 29, 2006, Manchester sued the Lancelot Fund seeking the return of the unused portion of an expense deposit paid to the Lancelot Fund in the amount of $175,010. Subsequent to the filing of the two lawsuits, additional claims and counterclaims related to Manchester were asserted against other parties unrelated to Manchester, on the one hand, and the Lancelot Fund and certain of its affiliated entities, Lancelot Investment Management, L.L.C., Surge Capital and Surge Capital II, LLC (the Lancelot Fund and its four affiliated entities, collectively, the “Lancelot Parties”), on the other hand.  As disclosed in Form 8-K filed with the Securities & Exchange Commission on May 31, 2007, by confidential agreement entered into on May 24, 2007 and retroactively effective as of May 7, 2007, a settlement was reached between Manchester and all its subsidiaries and certain other parties unrelated to Manchester and the Lancelot Parties pursuant to which all claims and potential claims among the parties have been settled. The expense attributed to the settlement during the second quarter 2007 was approximately $4.5 million. The total expense recorded consisted of a note, cash and stock warrants. The Company will recognize ongoing monthly expenses to be computed and payable based on monthly management fees and interest paid to the Company’s current senior lender.

Additionally, the Company and its subsidiaries are involved in litigation arising in the ordinary course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations, and accordingly, has not recorded a liability in conjunction with them.

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 (Unaudited)

NOTE 16.  SUBSEQUENT EVENTS

The Company has entered into term sheets for the prospective acquisition of several buy here / pay here companies. The Company is currently negotiating definitive terms and conditions of the definitive agreements with respect to such acquisitions, however, as of the date of this report definitive agreements have not yet been entered into by the parties.

NOTE 17.  RELATED PARTY TRANSACTIONS

In the six months ended May 31, 2007, the company paid to Richard L. Stanley, the Company’s Chief Executive Officer, the sum of $285,349 for property rent of three vehicle lots in Indiana that operate under the Freedom Companies subsidiary.

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

Overview

Our Company was incorporated on August 27, 2002 under the laws of the state of Nevada. On October 4, 2006 we entered into two agreements for the acquisition of a Buy-Here/Pay-Here enterprise consisting of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation (collectively, the “Nice Cars Companies”). On December 29, 2006, the Company acquired F.S. English, Inc., a Buy-Here/Pay-Here car sales company, and GNAC, Inc., its affiliated credit acceptance company, which now operate under the names “Freedom Auto Sales and “Freedom Auto Acceptance” (collectively, the “Freedom Companies”). Each Buy-Here/Pay-Here enterprise is referred to as a "dealership". Our operations during the period covered by this Quarterly Report were principally in Georgia, Tennessee and Indiana. We intend to make additional acquisitions during the foreseeable future and expand our Buy-Here/Pay-Here operations into other geographic areas.

As of the end of the period covered by this Quarterly Report, the Company served as the holding company for (i) the Nice Cars Companies, (ii) Nice Cars Funding LLC, (iii) the Freedom Companies, and (iv) Manchester Indiana Funding, LLC (collectively, Manchester’s six subsidiaries are referred to herein as the “Subsidiaries”). Our financial statements for the period covered by this Report describe the financial condition and results of operations for Manchester Inc. and its Subsidiaries on a consolidated historical basis (unaudited). During the first and second fiscal quarters ended May 31, 2007, the Company had no other operations other than those conducted by the Subsidiaries. As part of its planning to operate as a holding company for the Subsidiaries, the Company has hired professional accounting and financial personnel to administer the Subsidiaries, manage the loans, prepare financial statements and perform other functions and duties as a centralized corporate office.

The Company’s Subsidiaries operate as separate sales and finance companies in order to distinguish vehicle sales operations from financing activities. Our finance subsidiaries purchase the retail sales contracts from affiliated sales subsidiaries and assume all rights and responsibilities with respect to the acquired contracts. These contracts have varying terms, generally ranging from 36 months to 60 months, with interest charges of up to 26%. The Company primarily sells used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or impaired credit. As of May 31, 2007, the Company’s Subsidiaries operated two dealerships that sold used vehicles from 9 different sales lots.

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

RESULTS OF OPERATIONS

The financial statements (unaudited) contained herein have been prepared on a historical basis to give effect to the acquisition of our Subsidiaries using the purchase method of accounting with assumptions and adjustments as described in the accompanying notes to the combined condensed consolidated financial statements (unaudited) for the three and six months ended May 31, 2007.

The following discussion provides an analysis of our results of operations, liquidity, and capital resources. This should be read in conjunction with our unaudited consolidated financial statements and related notes thereto contained in Item 1 of this Quarterly Report. The operating results of the three-month and six-month periods presented were not significantly affected by inflation. The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Stated in U.S. Dollars)

	For the Three Months Ended May 31,			For the Six Months Ended May 31,
	2007	% to Sales	2006	2007	% to Sales	2006
	(unaudited)			(unaudited)
Revenues:
Net vehicle sales	$26,499,789	82.8%	$-	44,713,582	80.8%	$-

Interest income	5,491,099	17.2%	-	10,594,902	19.2%	-

Total income	31,990,889	100.0%	-	55,308,483	100.0%	-

Cost of sales	13,306,131	41.6%	-	23,554,711	42.6%	-

Gross profit	18,684,758	58.4%	-	31,753,773	57.4%	-

Expenses:
Selling, general and administrative	4,406,041	13.8%	186,494	7,623,566	13.8%	290,940

Provision for credit losses	10,230,620	32.0%	-	18,253,113	33.0%	-

Interest expense	3,493,696	10.9%	5,532	6,734,291	12.2%	8,724

Depreciation and amortization	125,018	0.4%	969	286,607	0.5%	1,311

Financing and other fees	316,732	1.0%	-	558,426	1.0%	-

Total expenses	18,572,107	58.1%	192,995	33,456,002	60.5%	300,975

Operating Income (loss)	112,650	0.4%	(192,995)	(1,702,230)	-3.1%	(300,975)

Other Expense:
Amortization of loan costs	(1,088,708)	-3.4%	-	(2,177,417)	-3.9%	-

Stock options for services	(218,959)	-0.7%	(117,456)	(336,459)	-0.6%	(117,456)

Lawsuit Settlement	(4,506,159)	-14.1%	-	(4,506,159)	-8.1%	-

Loss before taxes	$(5,701,176)	-17.8%	$(310,451)	(8,722,265)	-15.8%	$(418,431)

Three Months Ended May 31, 2007

The Company’s Subsidiaries consist of the Nice Cars Companies and the Freedom Companies and their respective finance subsidiaries. The Nice Cars Companies were acquired during the prior fiscal year on October 4, 2006. The Freedom Companies were acquired during the first fiscal quarter covered by this Report on December 29, 2006. The results of operations reflected in this Report do not include financial information with respect to results of operations of our Subsidiaries prior to the date of their respective acquisition by our Company. Our Company was not actively conducting business prior to the acquisition of the Nice Cars Companies in October 2006. As such, Company performance between the three months ended May 31, 2007 and the three months ended May 31, 2006 are not indicative of comparable operations with respect to such quarterly periods.

Consolidated revenues increased $32.0 million, or 100%, for the three months ended May 31, 2007 as compared to the same period in the prior fiscal year.

Cost of sales as a percentage of sales was 41.6% for the three months ended May 31, 2007 from 0% in the same period of the prior fiscal year in which the Company had no material operations. The Company’s gross margins are negatively affected by operating costs and vehicle repair costs, and to the purchase price of vehicles the Company sells. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the Company’s retail pricing policies may be made by sales managers.

Selling, general and administrative expense as a percentage of sales was 13.8% for the three months ended May 31, 2007. Selling, general and administrative expenses are, for the most part, more fixed in nature. The increase was due to the acquisition of the Company’s operating Subsidiaries subsequent to the date of the corresponding reporting period in 2006. The Company expects to see increases in selling, general and administrative expenses related to increasing personnel, advertising, higher insurance costs and repossession activity. The Company also intends to make selling, general and administrative expenditures to strengthen controls and procedures, improve efficiencies in the corporate infrastructure as well as transitional costs associated with future acquisitions. Also, approximately $218,959 of non-cash stock-based compensation expense was recorded during the current quarter. Deferred financing expense for the amortization of common stock warrants for the three months ended May 31, 2007 was a non-cash amount of $1,088,708.

Cost of credit losses during the second quarter 2007 were approximately 32.0% of sales. Company management believes that credit losses were higher in the second quarter as a percentage of revenues than anticipated performance in subsequent quarterly periods due primarily to (i) with respect to higher repossessions at the Georgia and Tennessee lots resulting from higher than industry average of customer accounts assigned to in-house collectors (ii) Freedom Auto Sales’ transition from a Byrider franchisee and operational disputes with J.D. Byrider which temporarily depressed the sales of Freedom Auto Sales during the calendar quarters following the acquisition. Company management believes that the foregoing factors coupled with higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting its customers have had a negative impact on collection results.  At May 31, 2007, 6.8% of the Company’s finance receivable balances were over 30 days past due.

The lawsuit settlement expense during the second quarter 2007 was approximately $4.5 million and 14.1% of sales. The total expense recorded consisted of a note, cash and stock warrants. There will be on ongoing monthly expense to be computed and payable based on 20% of the monthly management fees and interest paid to the Company’s current senior lender.

Interest expense as a percentage of sales was 10.9% for the three months ended May 31, 2007. The increase was primarily attributable to borrowings made for servicing the loans made for the acquisition of the Subsidiaries and loans made against the Company’s portfolio of customer contract notes. The Company also established a floor plan credit line with the same senior lender to finance the inventory and acquisition of vehicles. During the three months ended May 31, 2007 the aggregate of all interest costs was approximately $3.5 million with an average rate charged during the quarter of approximately 16% per annum. Company management expects borrowings to increase in anticipation of growth in accounts receivable, inventory and fixed assets. Interest rates may increase as a function of interest rates charged by the Company’s lender.

Six Months Ended May 31, 2007

The Company’s Subsidiaries consist of the Nice Cars Companies and the Freedom Companies and their respective finance subsidiaries. The Nice Cars Companies were acquired during the prior fiscal year on October 4, 2006. The Freedom Companies were acquired during the first fiscal quarter covered by this Report on December 29, 2006. The results of operations reflected in this Report do not include financial information with respect to results of operations of our Subsidiaries prior to the date of their respective acquisition by our Company. Our Company was not actively conducting business prior to the acquisition of the Nice Cars Companies in October 2006. As such, Company performance between the six months ended May 31, 2007 and the six months ended May 31, 2006 are not indicative of comparable operations with respect to such quarterly periods.

Consolidated revenues increased $55.3 million, or 100%, for the six months ended May 31, 2007 as compared to the same period in the prior fiscal year.

Cost of sales as a percentage of sales was 42.6% for the six months ended May 31, 2007 from 0% in the same period of the prior fiscal year in which the Company had no material operations. The Company’s gross margins are negatively affected by operating costs and vehicle repair costs, and to the purchase price of vehicles the Company sells. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the Company’s retail pricing policies may be made by sales managers.

Selling, general and administrative expense as a percentage of sales was 13.8% for the six months ended May 31, 2007. Selling, general and administrative expenses are, for the most part, more fixed in nature. The increase was due to the acquisition of the Company’s operating Subsidiaries subsequent to the date of the corresponding reporting period in 2006. The Company expects to see increases in selling, general and administrative expenses related to increasing personnel, advertising, higher insurance costs and repossession activity. The Company also intends to make selling, general and administrative expenditures to strengthen controls and procedures, improve efficiencies in the corporate infrastructure as well as transitional costs associated with future acquisitions. Also, approximately $336,459 of non-cash stock-based compensation expense was recorded during the first and second quarter. Deferred financing expense for the amortization of common stock warrants for the six months ended May 31, 2007 was a non-cash amount of $2,177,417.

Cost of credit losses during the first and second quarter(s) 2007 were approximately 33.0% of sales. Company management believes that credit losses were higher in the first quarter as a percentage of revenues than anticipated performance in subsequent quarterly periods due primarily to (i) seasonality with respect to cash allocation decisions by customers during the end of the calendar year holiday season, (ii) with respect to higher repossessions at the Georgia and Tennessee lots resulting from higher than industry average of customer accounts assigned to in-house collectors, and (iii) Freedom Auto Sales’ transition from a Byrider franchisee and operational disputes with J.D. Byrider which temporarily depressed the sales of Freedom Auto Sales during the calendar quarter following the acquisition. Company management believes that the foregoing factors coupled with higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting its customers have had a negative impact on collection results.  At May 31, 2007, 6.8% of the Company’s finance receivable balances were over 30 days past due.

The lawsuit settlement expense during the second quarter 2007 was approximately $4.5 million and 8.1% of sales for the six months ended May 31, 2007. The total expense recorded consisted of a note, cash and stock warrants. There will be on ongoing monthly expense to be computed and payable based on 20% of the monthly management fees and interest paid to the current senior lender.

Interest expense as a percentage of sales was 12.2% for the six months ended May 31, 2007. The increase was attributable to borrowings made for servicing the loans made for the acquisition of the Subsidiaries and loans made against the Company’s portfolio of customer contract notes. The Company also established a floor plan credit line during the second quarter with the same senior lender to finance the inventory and acquisition of vehicles. During the six months ended May 31, 2007 the aggregate of all interest costs was approximately $6.7 million with an average rate charged during the quarter of approximately 16% per annum. Company management expects borrowings to increase in anticipation of growth in accounts receivable, inventory and fixed assets. Interest rates may increase as a function of interest rates charged by the Company’s lender.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified:

MANCHESTER, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	MAY 31,	NOVEMBER 30,
	2007	2006
Assets:
Accounts and contracts receivable, net	$73,471,317	$55,551,304
Inventory	4,009,133	3,394,276
Prepaids and other assets	876,847	218,959
Property, plant and equipment, net	2,145,190	914,059

Liabilities:
Accounts payable	1,818,602	627,639
Accrued liabilities and expenses	2,708,989	534,798
Debt facilities	104,472,009	69,911,554

In the first six months of fiscal 2007, inventory was 9% as compared to vehicle sales revenues.

Net property and equipment was approximately $2.2 million during the six months ended May 31, 2007 as the Company acquired the Freedom Companies during the first quarter.

Accounts payable and accrued liabilities were approximately $4.5 million at May 31, 2007. Income taxes payable was $0 and deferred income tax liabilities were approximately $134,000 at May 31, 2007.

Borrowings on the Company’s credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables growth, (iii) capital expenditures, and (iv) income tax liabilities.

.
 Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the combined Manchester Inc. and Subsidiaries statements of cash flows.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
Stated in U.S. Dollars

	For the Six Months Ended May 31,
	2007	2006
	(unaudited)
Net Loss	$(8,722,265)	$(418,431)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Provision for credit losses	18,253,113	-
Depreciation and amortization	286,607	1,311
Amortization deferred financing	2,764,283
Amortization deferred financing	1,035,139
Changes in assets and liabilities	(21,478,650)	(163,133)
Net cash used in operating activities	(7,861,772)	(580,253)
Net cash used in investing activities	(296,253)	(14,404)
Net cash provided in financing activities	7,778,032	709,676
Increase (decrease) in cash and cash equivalents	(214,241)	115,019
Cash and cash equivalents at beginning of year	621,609	777
Cash and cash equivalents at end of period	$407,368	$115,796

(1) The Company Subsidiaries consist of the Nice Cars Companies and the Freedom Companies and their respective finance subsidiaries. The Nice Cars Companies were acquired during the prior fiscal year on October 4, 2006. The Freedom Companies were acquired during the first fiscal quarter covered by this Report on December 29, 2006. The results of operations reflected in this Quarterly Report do not include financial information with respect to results of operations of our Subsidiaries prior to the date of their respective acquisition by our Company. Our Company was not actively conducting business prior to the acquisition of the Nice Cars Companies in October 2006. As such, Company performance between the six months ended May 31, 2007 and the six months ended May 31, 2006 are not indicative of comparable operations with respect to such quarterly periods.

The Company generates cash flow from net income from operations. Most or all of this cash is used to fund finance receivables growth. To the extent finance receivables growth exceeds net income from operations, the Company generally will increase borrowings from its credit facility.

The Company’s credit facilities are provided by Palm Beach Multi-Strategy Fund L.P. (the “Lender”) pursuant to a commitment letter dated September 28, 2006 under which the Lender committed to provide up to $300 million in revolving warehouse financings for a roll up strategy to acquire captive sub prime Buy-Here/Pay-Here auto receivables origination and collection businesses nationwide (each, a “Financing”). There is no limit to the number of Financings, provided that no Financing shall be in an amount in excess of $100 million, unless approved by the Lender. Each Acquisition and Financing pursuant to the Commitment shall be subject to the Lender’s approval. The Company has drawn two loans from the credit commitment, one in the amount of $75 million for the acquisition and operation of the Nice Cars Companies during fiscal 2006 and the other in the amount of $30 million for the acquisition and operation of the Freedom Companies during the first quarter 2007, discussed in further detail below.

At May 31, 2007, the Company’s assets consisted of $0.4 million in cash, $6.3 million in other tangible net assets and $73.5 million in receivables. The Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Lender. The Company believes that it is currently in material compliance under the terms of all of its agreements.

At May 31, 2007, the Company had $0.4 million in cash on hand. On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under the revolving credit facilities which may be drawn against delivery of qualified collateralized customer contract receivables. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and sales of securitized customer contract receivables. While the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

The maximum amount that may be drawn under the Loan may not, in aggregate amount, exceed at any time the outstanding amount equal to the lesser of: (a) $75 million; or (b) the Availability on Eligible Receivables. Such Availability on Eligible Receivables will be generally determined as an amount equal to (i) 80% under the initial advance made under the Loan Agreement, and thereafter 60%; multiplied by (ii) the Net Pool Balance as of such date. The Net Pool Balance is calculated as the sum of (a) the outstanding principal balance of all Eligible Receivables; minus (b) all other matured and unpaid amounts due to the Nice Cars Borrower relating to the Eligible Receivables (including, without limitation, unearned finance charges, time price differentials, insurance fees and other fees and charges related thereto. Eligible Receivables are generally defined as receivables which are not more than 60 days past due, have an interest rate of at least 25% per annum payable no less frequently than monthly along with additional qualification attributes; will not cause the weighted average age (by unpaid principal balance, based on model year) of all Eligible Receivables to exceed eight (8) years; and the contribution of the Receivable will not cause the weighted average mileage (by unpaid principal balance, at the time of sale) of all Eligible Receivables to exceed 110,000 miles.

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

The agreement also includes customary financial performance covenants. The covenants are (i) the Tangible Net Worth shall not be less than $2,500,000, (ii) the Interest Coverage Ratio shall not be less than 1:4:1, and (iii) the consolidated net income of the Nice Cars Borrower determined in accordance with GAAP shall exceed $1.00 (one dollar). At May 31, 2007, the Company was in violation of the Tangible Net Worth covenant and waiver of that covenant violation is expected to be received from the lender.

Freedom Companies $30 Million Loan Agreement

During the period covered by this Quarterly Report, on December 29, 2006 the Company acquired F.S. English, Inc., a privately held Buy-Here/Pay-Here car sales company which operates three retail locations in the Indianapolis area, and GNAC, Inc., its affiliated credit acceptance company. These Company subsidiaries now operate under the trade names “Freedom Auto Sales” and “Freedom Auto Acceptance”. Under the terms of the agreement, the Company paid an aggregate of approximately $8 million and refinanced the acquired $26 million portfolio of receivables through a drawdown on the Company's $300 million credit commitment.

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

The Company is continuing operations of the respective businesses of the Freedom Companies as managed by Mr. Rick L. Stanley, who served as president of the Freedom Companies prior to the date of their acquisition by the Company. Subsequent to the date of acquisition by the Company, the Freedom Companies entered into an employment agreement with Mr. Rick L. Stanley, who is now serving as CEO of the Freedom Companies and CEO of Manchester Inc. Mr. Stanley has worked extensively in the Buy-Here/Pay-Here auto market for the past 18 years.

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

The agreement also includes customary financial performance covenants. The covenants are (i) the Tangible Net Worth shall not be less than $2,500,000, (ii) the Interest Coverage Ratio shall not be less than 1:4:1, and (iii) the consolidated net income of the Freedom Auto Sales determined in accordance with GAAP shall exceed $1.00 (one dollar). At May 31, 2007, the Company was in violation of the Tangible Net Worth covenant and consolidated net income covenant and a waiver of those covenant violations is expected to be received from the lender. Also, the effective rate of advance which is the total eligible net accounts receivable (collateral base) divided by the outstanding loan balance shall not exceed ninety percent (90%). At May 31, 2007, the effective rate of advance exceeded ninety percent (90%) and a waiver of that covenant violation is expected to be received from the lender.

Litigation

The Company is party to various legal disputes and proceedings arising from its business activities. While, in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain.

On November 29, 2006, Lancelot Investors Fund, L.P. (the “Lancelot Fund”) brought suit against Manchester in the Cook County Circuit Court (located in Cook County, Illinois) seeking more than $1.8 million in damages. On November 29, 2006, Manchester sued the Lancelot Fund seeking the return of the unused portion of an expense deposit paid to the Lancelot Fund in the amount of $175,010.94. Subsequent to the filing of the two lawsuits, additional claims and counterclaims related to Manchester were asserted against other parties unrelated to Manchester, on the one hand, and the Lancelot Fund and certain of its affiliated entities, Lancelot Investment Management, L.L.C., Surge Capital and Surge Capital II, LLC (the Lancelot Fund and its four affiliated entities, collectively, the “Lancelot Parties”), on the other hand.  As disclosed in Form 8-K filed with the Securities & Exchange Commission on May 31, 2007, by confidential agreement entered into on May 24, 2007 and retroactively effective as of May 7, 2007, a settlement was reached between Manchester and all its subsidiaries and certain other parties unrelated to Manchester and the Lancelot Parties pursuant to which all claims and potential claims among the parties have been settled. The expense attributed to the settlement during the second quarter 2007 was approximately $4.5 million. The total expense recorded consisted of a note, cash and stock warrants. The Company will recognize ongoing monthly expenses to be computed and payable based on monthly management fees and interest paid to the Company’s current senior lender.

Additionally, the Company and its subsidiaries are involved in litigation arising in the ordinary course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations, and accordingly, has not recorded a liability in conjunction with them.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Acting Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were deficient with respect to assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions on required disclosures and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The Company has made changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The Board of Directors of the Company has made a commitment to revise the Company’s controls and procedures relative to the acquisition of the Nice Cars Companies and the acquisition of the Freedom Companies, as well as all subsequent Buy-Here/Pay-Here operations. The implementation of the new internal controls over financial reporting has commenced during the first quarter of 2007 and will continue subsequent to the period covered by this Quarterly Report. The new systems, controls and procedures are designed specifically for the Buy-Here/Pay-Here business, including, without limitation, implementation of the AutoStar Solutions operations software and Account Mate, a fully integrated accounting system with the AutoStar software. This system was placed into service in both the Nice Cars Companies and the Freedom Companies during the first quarter of 2007 and is currently processing such Companies’ Accounts. Company management expects the remediation of its internal controls over financial reporting to be completed during the course of the third and fourth quarters of 2007.

.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

During the period covered by this Quarterly Report, legal proceedings were commenced against the Company, one of its subsidiaries, and Rick Stanley, the Chief Executive Officer of two of the Company’s subsidiaries. See disclosure set forth under the caption “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Legal Matters” which is incorporated herein by reference thereto.

Item 1A.  Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K filed with respect to the Company’s fiscal year end on November 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

By confidential agreement entered into on May 24, 2007 and retroactively effective as of May 7, 2007, a settlement was reached between Manchester and all its subsidiaries and certain other parties unrelated to Manchester pursuant to which all claims and potential claims among the parties have been settled. See disclosure set forth under the caption “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Legal Matters” which is incorporated herein by reference thereto. Pursuant to the terms of such settlement, the Company agreed to issue warrants to the Lancelot Investors Fund, L.P. exercisable for the purchase of 800,000 shares of common stock at a purchase price of $3.00 per share. Such warrants were not yet exercised during the period covered by this report and no cash proceeds were realized by the Company in such regard. Such warrants were issued pursuant to exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

During the quarter-ended May 31, 2007, the Board of Directors granted options for the purchase of common stock, par value $.001 per share, to certain officers, directors and Company employees pursuant to the terms and conditions of the Company’s 2006 Equity Incentive Plan, at the respective date, amount and exercise price per share adjacent to each recipient’s name as follows:

•	Lawrence Taylor, March 30, 2007, 200,000 shares, $1.85 per share

•	Anthony Hamlin, March 30, 2007, 200,000 shares, $1.85 per share

•	Jake Baker, March 30, 2007 100,000 shares, $1.85 per share

•	Ivan Poor, March 30, 2007, 150,000 shares, $1.85 per share

•	Rex Gosset, April 20, 2007, 100,000 shares, $1.96 per share

•	Richard Gaines, April 25, 2007, 125,000 shares, $3.50 per share

•	Stephen Scorgie, April 25, 2007, 100,000 shares, $3.50 per share

All such options were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder. As of the date of this report, no options have been exercised and the Company has not received any proceeds.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

An Exhibit List has been filed as part of this Report on page E-1 which is incorporated herein by reference thereto.

(b) Reports on Form 8-K

On March 20, 2007, the Company filed a Form 8-K disclosing (i) the appointment of Lawrence Taylor as its Chief Financial Officer; and (ii) the appointment of Mr. Stephen R. Scorgie as a director.

On May 1, 2007 the Company filed a Form 8-K disclosing (i) the entry into an employment agreement with Richard D. Gaines, dated as of April 25, 2007; the appointment of Anthony Hamlin as its Senior Vice President and Chief Accounting Officer as of April 25, 2007; (iii) the appointment of Rex Gossett as the Company’s new Senior Vice President of Operations as of April 25, 2007; (iv) the grant of an option to purchase 200,000 shares to Mr. Hamlin; (v) the grant of an option to purchase 125,000 shares to Mr. Gaines; (vi) the grant of an option to purchase to 100,000 shares to Mr. Scorgie; (vii) the assignment of the title Executive Vice President of Corporate Development to Mr. Gaines; and (viii) the assignment of the title Executive Vice President to Mr. Taylor.

On May 21, 2007, the Company filed a Form 8-K disclosing the appointment of Rick Stanley as Chief Executive Officer of the Company.

On May 31, 2007, the Company filed a Form 8-K disclosing (i) its entry into Letter of Intent to Acquire Quick Car Credit Inc. and Texas Auto Credit Solutions Corporation on May 25, 2007; (ii) entry into a Stock Purchase Agreement to acquire JC Wink Inc. on May 30, 2007; and (iii) entry into a Settlement Agreement with Lancelot Investors Fund, L.P. on May 24, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

MANCHESTER INC. (Registrant)

Date: July 16, 2007	By:	/s/ Rick L. Stanley
Name: Rick L. Stanley
Title: Chief Executive Officer

Date: July 16, 2007	By:	/s/ Lawrence A. Taylor
Name: Lawrence A. Taylor
Title: Chief Financial Officer

EXHIBIT INDEX

Manchester Inc.

Quarter Ended May 31, 2007

Exhibit No.	Description of Exhibits
Exhibit 10.58	Indemnification Agreement, dated as of February 8, 2007, between the Company and Rick Stanley.

Exhibit 10.59	Form of Indemnification Agreement, entered into between the Company and its officers and directors.

Exhibit 10.60	Employment Agreement, dated April 25, 2007, between the Company and Richard Gaines.

Exhibit 10.61	Stock Option Agreement entered into between the Company and Lawrence Taylor, dated March 30, 2007.

Exhibit 10.62	Stock Option Agreement entered into between the Company and Anthony Hamlin, dated March 30, 2007.

Exhibit 10.63	Stock Option Agreement entered into between the Company and Richard Gaines, dated April 25, 2007.

Exhibit 10.64	Stock Option Agreement entered into between the Company and Stephen Scorgie, dated April 25, 2007.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.