Form 10-Q/A
period 2007-05-31
MANCHESTER INC
filed 2007-07-25
CIK 1214933

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

Explanatory Note

Manchester Inc., a Nevada corporation (the “Company”), hereby amends, as set forth herein, the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on July 16, 2007. For the reader’s convenience, this Amendment No. 1 to the Company’s Quarterly Report (“Amendment No. 1”) includes all Items included in the Form 10-Q, even those not amended by this Amendment No. 1.  All information contained in this Amendment No. 1 speaks solely as of the fiscal quarter ended May 31, 2007, except for information identified as subsequent events. For current information regarding the business of the Company, please refer to the periodic reports and current reports filed by the Company with the Commission in respect of dates after May 31, 2007.

ii

PART I:  FINANCIAL INFORMATION

MANCHESTER, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	MAY 31,	NOVEMBER 30,
	2007	2006
	(unaudited)	See Note 1
ASSETS

Current Assets
Cash and cash equivalents	$407,368	$621,609
Short term investments and refundable deposits	-	838,963
Accounts and contracts receivable, net	73,471,317	55,551,304
Inventory	4,009,133	3,394,276
Prepaids and other assets	876,847	218,959
Property, plant and equipment, net	2,145,190	914,059
Goodwill	24,845,147	9,479,356
Deferred loan costs, net	13,087,997	14,309,709
Deferred state income taxes	133,989	133,989
Other assets	40,757	-
Total Assets	$119,017,745	$85,462,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,818,602	$627,639
Accrued liabilities and expenses	2,708,989	534,798
Revolving line of credit	83,826,604	55,419,818
Notes payable	8,774,406	4,619,741
Notes payable stockholders	11,870,999	9,871,996
Deferred revenue	323,843	-
Capital leases payable	244,938	251,743
Total Liabilities	109,568,381	71,325,734

STOCKHOLDERS’ EQUITY
Common Stock
Authorized:
100,000,000 common shares, no par value $0.001 per
share, 34,280,037 and 32,726,500 shares issues and outstanding
at May 31, 2007 and November 30, 2006, respectively	34,280	32,726
Additional paid in capital	21,649,332	17,615,747

Accumulated Deficit	(12,234,248)	(3,511,983)
Total Stockholders’ Equity	9,449,364	14,136,490
Total Liabilities and Stockholders Equity	$119,017,745	$85,462,224

The accompanying notes are an integral part of these financial statements

MANCHESTER, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Stated in U.S. Dollars)

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
Net vehicle sales	$26,499,789	$-	$44,713,582	$-
Interest income	5,491,099	-	10,594,902	-
Total income	31,990,888	-	55,308,484	-

Cost of sales	13,306,131	-	23,554,711	-

Gross profit	18,684,757	-	31,753,773	-

Expenses:

Selling, general and administrative	4,406,041	186,494	7,623,566	290,940
Provision for credit losses	10,230,620	-	18,253,113	-
Interest expense	3,493,696	5,532	6,734,291	8,724
Depreciation and amortization	125,018	969	286,607	1,311
Financing and other fees	316,732	-	558,426	-
Total expenses	18,572,107	192,995	33,456,003	300,975

Operating income (loss)	112,650	(192,995)	(1,702,230)	(300,975)

Other Expense:

Amortization of loan costs	(1,088,708)	-	(2,177,417)	-
Stock options for services	(218,959)	(117,456)	(336,459)	(117,456)
Lawsuit Settlement	(4,506,159)		(4,506,159)

Loss before taxes	(5,701,176)	(310,451)	(8,722,265)	(418,431)

Income tax provision (benefit)	-	-	-	-

Net loss	$(5,701,176)	$(310,451)	(8,722,265)	$(418,431)

Net loss per share applicable to common shareholders
Basic and diluted	$(0.17)	$(0.01)	$(0.26)	$(0.01)

Weighted average number of common shares and
common share equivalent outstanding	34,280,037	33,137,500	34,021,031	33,137,500

The accompanying notes are an integral part of these financial statements

MANCHESTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW

	For the Six Months Ended May 31,
	2007	2006
	(unaudited)
Net Loss	$(8,722,265)	$(418,431)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Provision for credit losses	18,253,113	-
Depreciation and amortization	286,607	1,311
Amortization deferred financing	2,764,283	-
Stock options and warrants	1,035,139	-

Changes in assets and liabilities:
Decrease (increase) in refundable deposits	900,000	(250,000)
Decrease in accounts and contracts receivable, net	(23,598,927)	-
Decease in inventory	(219,571)	-
Increase in prepaids and other current assets	(241,231)	(13,194)
Decrease in accounts payable	112,788	-
Increase in accrued interest	1,169,752	8,725
Increase in accrued expenses and liabilities	398,540	91,336
Net cash used in operating activities	(7,861,772)	(580,253)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	-
Purchase of property, plant and equipment	(296,253)	(14,404)
Net cash used in investing activities	(296,253)	(14,404

Cash flows from financing activities
Deferred loan costs incurred	(1,542,571)	(206,927)
Payments on notes payable	(33,834,602)	-
Proceeds from loans	44,620,605	799,203
Payments on capital leases, net of additions	(6,805)	-
Repayments of stockholder loans	(1,292,843)	117,400
Net cash provided in financing activities	7,943,784	709,676

Increase (decrease) in cash and cash equivalents	(214,241)	115,019

Cash and cash equivalents at beginning of year	621,609	777

Cash and cash equivalents at end of period	$407,368	$115,796

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$6,889,443	$-
Cash paid during the period for income taxes	$-	$-

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

Advertising

The Company expenses advertising production and communication costs as they are incurred. The total advertising expense for the three and six months ended May 31, 2007 was $80,403 and $247,047, respectively.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS No. 157. The Company does not expect SFAS 157 to have a material effect on the Company's consolidated financial position or results of operations.

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

The estimated future maturities of contracts receivable at May 31, 2007 using forty-two months as the average contract term remaining, are as follows:

May 31, 2007	Gross contracts receivable	Unearned finance charges and sales taxes	Principal balance

1st year	$62,974,164	$(13,593,387)	$49,380,777

2nd year	40,837,732	(8,677,590)	32,160,142

3rd year	16,572,935	(3,623,052)	12,949,883

4th year	4,076,591	(504,405)	3,572,186

5th year	1,882,531	(149,176)	1,733,355

Total	$126,343,953	$(26,547,610)	$99,796,343

	Allowance for credit losses		(26,325,026)

Total			$73,471,317

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

	May 31,		November 30,
	2007		2006

Revolving line of credit with Palm Beach Multi-Strategy Fund L.P. dated September 28, 2006, as amended December 28, 2006, consisting of a term note payable in full September 28, 2009, secured by accounts receivable, inventory and all assets of the Company, with interest at the Prime Rate as published in The Wall Street Journal ("WSJ Prime Rate") + 9% with an interest rate floor of 17% and a revolving credit line with interest at the WSJ Prime Rate + 5% with an interest rate floor of 13%.	$60,154,704	1	$55,419,818	(*)

Revolving line of credit with Palm Beach Multi-Strategy Fund L.P. dated December 28, 2006, consisting of a term note payable in full December 28, 2009, secured by accounts receivable, inventory and all assets of the Company, with interest at the WSJ Prime Rate + 8% with an interest rate floor of 16% and a revolving credit line with interest at the WSJ Prime Rate + 5% with an interest rate floor of 13%.	20,818,665	2	-

Revolving Floor Plan with Palm Beach Multi-Strategy Fund, L.P. secured by the equivalent inventory with interest at the WSJ Prime Rate + 7.75% with an interest rate floor of 16%.	854,625		-

Revolving Floor Plan with Palm Beach Multi-Strategy Fund, L.P. secured by the equivalent inventory with interest at the WSJ Prime Rate + 7.75% with an interest rate floor of 16%.	1,998,610		-

Total	$83,826,604		$55,419,818

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

The transaction was accounted for as a purchase in accordance with SFAS 141, Business Combinations.
The purchase price of Freedom Auto Sales is as follows:

Total purchase price of Freedom Auto Sales:
Cash	$-
Notes to seller	3,150,000
Common stock par value	3,000,000

Total purchase price	$6,150,000

Net assets acquired:

Tangible assets, net	25,172,975

Total assets acquired	25,172,975

Liabilities assumed	(24,022,379)

Total liabilities assumed	(24,022,379)

Net assets acquired	$1,150,596

Goodwill	$4,999,404

Tangible assets acquired of $25.2 million includes trade accounts receivable, net (customer contracts), inventory and net fixed assets.

Liabilities assumed of $24.0 million include trade accounts payable, credit line and equipment financing notes, and notes to a shareholder.

$5.0 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair market value of the net tangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually. The recording of goodwill will be subject to adjustment for pre-acquisition contingencies during the allocation period.

MANCHESTER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007 (Unaudited)

NOTE 14.  GOODWILL

The Company has recorded goodwill in connection with its acquisition of the Nice Cars and Freedom Auto Sales companies.

In connection with the acquisition of Nice Cars, the Company made an initial allocation of the purchase price. The initial allocation of the purchase price for the Nice Cars acquisition utilized historical analyses and data of Nice Cars in estimating the allowance for credit losses. During the six months ended May 31, 2007 the Company has performed a more extensive analysis following the conversion of the former operating and accounting systems to an Internet based and integrated operating and accounting system designed for the Buy\Here Pay\Here industry to evaluate the quality of the customer accounts and quantify actual write-offs that occurred that should have been part of the allowance for credit losses at the acquisition date of October 4, 2006. As a result of the analysis, the Company made an adjustment effective May 31, 2007 to increase the allowance for credit losses and goodwill by $10.3million. Management will continue its analysis of the purchase price allocation with respect to Nice Cars including any purchase price adjustments that may be applicable in connection with representations and warranties made in the purchase documents. Management continues to assess pre-acquisition contingencies and fair value estimates of assets acquired and liabilities assumed in connection with the Nice Cars acquisition. Management plans to complete its purchase price allocation and record any additional adjustments that may be necessary during the third quarter of 2007.

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

On November 29, 2006, Lancelot Investors Fund, L.P. (the “Lancelot Fund”) brought suit against Manchester in the Cook County Circuit Court (located in Cook County, Illinois) seeking more than $1.8 million in damages. On November 29, 2006, Manchester sued the Lancelot Fund seeking the return of the unused portion of an expense deposit paid to the Lancelot Fund in the amount of $175,011. Subsequent to the filing of the two lawsuits, additional claims and counterclaims related to Manchester were asserted against other parties unrelated to Manchester, on the one hand, and the Lancelot Fund and certain of its affiliated entities, Lancelot Investment Management, L.L.C., Surge Capital and Surge Capital II, LLC (the Lancelot Fund and its four affiliated entities, collectively, the “Lancelot Parties”), on the other hand.  As disclosed in Form 8-K filed with the Securities & Exchange Commission on May 31, 2007, by confidential agreement entered into on May 24, 2007 and retroactively effective as of May 7, 2007, a settlement was reached between Manchester and all its subsidiaries and certain other parties unrelated to Manchester and the Lancelot Parties pursuant to which all claims and potential claims among the parties have been settled. The expense attributed to the settlement during the second quarter 2007 was approximately $4.5 million. The total expense recorded consisted of a note, cash and stock warrants. The Company will recognize ongoing monthly expenses to be computed and payable based on monthly management fees and interest paid to the Company’s current senior lender.

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

NOTE 17.  RELATED PARTY TRANSACTIONS

In the six months ended May 31, 2007, the company paid to Rick L. Stanley, the Company’s Chief Executive Officer, the sum of $285,349 for property rent of three vehicle lots in Indiana that operate under the Freedom Companies subsidiary.

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

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Stated in U.S. Dollars)

	For the Three Months Ended May 31,			For the Six Months Ended May 31,
	2007	% to Sales	2006	2007	% to Sales	2006
	(unaudited)			(unaudited)
Revenues:
Net vehicle sales	$26,499,789	82.8%	$-	44,713,582	80.8%	$-

Interest income	5,491,099	17.2%	-	10,594,902	19.2%	-

Total income	31,990,888	100.0%	-	55,308,484	100.0%	-

Cost of sales	13,306,131	41.6%	-	23,554,711	42.6%	-

Gross profit	18,684,757	58.4%	-	31,753,773	57.4%	-

Expenses:
Selling, general and administrative	4,406,041	13.8%	186,494	7,623,566	13.8%	290,940

Provision for credit losses	10,230,620	32.0%	-	18,253,113	33.0%	-

Interest expense	3,493,696	10.9%	5,532	6,734,291	12.2%	8,724

Depreciation and amortization	125,018	0.4%	969	286,607	0.5%	1,311

Financing and other fees	316,732	1.0%	-	558,426	1.0%	-

Total expenses	18,572,107	58.1%	192,995	33,456,003	60.5%	300,975

Operating Income (loss)	112,650	0.4%	(192,995)	(1,702,230)	-3.1%	(300,975)

Other Expense:
Amortization of loan costs	(1,088,708)	-3.4%	-	(2,177,417)	-3.9%	-

Stock options for services	(218,959)	-0.7%	(117,456)	(336,459)	-0.6%	(117,456)

Lawsuit Settlement	(4,506,159)	-14.1%	-	(4,506,159)	-8.1%	-

Loss before taxes	$(5,701,176)	-17.8%	$(310,451)	(8,722,265)	-15.8%	$(418,431)

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

Cost of sales as a percentage of total revenue was 41.6% for the three months ended May 31, 2007 from 0% in the same period of the prior fiscal year in which the Company had no material operations. The Company’s gross margins are negatively affected by operating costs and vehicle repair costs, and to the purchase price of vehicles the Company sells. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the Company’s retail pricing policies may be made by sales managers.

Selling, general and administrative expense as a percentage of total revenue was 13.8% for the three months ended May 31, 2007. Selling, general and administrative expenses are, for the most part, more fixed in nature. The increase was due to the acquisition of the Company’s operating Subsidiaries subsequent to the date of the corresponding reporting period in 2006. The Company expects to see increases in selling, general and administrative expenses related to increasing personnel, advertising, higher insurance costs and servicing. The Company also intends to increase selling, general and administrative expenditures to strengthen controls and procedures, improve efficiencies in the corporate infrastructure as well as transitional costs associated with future acquisitions. Also, approximately $218,959 of non-cash stock-based compensation expense was recorded during the current quarter. Deferred financing expense for the amortization of common stock warrants for the three months ended May 31, 2007 was a non-cash amount of $1,088,708.

Cost of credit losses during the second quarter 2007 were approximately 32.0% of total revenue. Company management believes that credit losses were higher in the second quarter as a percentage of revenues than anticipated performance (i) with respect to higher repossessions at the Georgia and Tennessee lots resulting from higher than industry average of customer accounts assigned to in-house collectors (ii) Freedom Auto Sales’ transition from a Byrider franchisee and operational disputes with J.D. Byrider which temporarily depressed the sales of Freedom Auto Sales during the calendar quarters following the acquisition. Company management believes that the foregoing factors coupled with higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting its customers have had a negative impact on collection results.  At May 31, 2007, 6.8% of the Company’s finance receivable balances were over 30 days past due.

The lawsuit settlement expense during the second quarter 2007 was approximately $4.5 million and 14.1% of total revenue. The total expense recorded consisted of a note, cash and stock warrants. There will be an ongoing monthly expense to be computed and payable based on 20% of the monthly management fees and interest paid to the Company’s current senior lender.

Interest expense as a percentage of total revenue was 10.9% for the three months ended May 31, 2007 as compared to 13.9% for the three months ended February 28, 2007. The decrease resulted from higher revenues in the second quarter. The interest expenses is attributed to borrowings for servicing the loans, made for the acquisition of the Subsidiaries and loans made against the Company’s portfolio of customer contract notes. The Company also established a floor plan credit line with the same senior lender to finance the inventory and acquisition of vehicles. During the three months ended May 31, 2007 the aggregate of all interest costs was approximately $3.5 million with an average rate charged during the quarter of approximately 16% per annum. Company management expects borrowings to increase in anticipation of growth in accounts receivable, inventory and fixed assets. Interest rates may increase as a function of interest rates charged by the Company’s lender.

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

Cost of sales as a percentage of total revenue was 42.6% for the six months ended May 31, 2007 from 0% in the same period of the prior fiscal year in which the Company had no material operations. The Company’s gross margins are negatively affected by operating costs and vehicle repair costs, and to the purchase price of vehicles the Company sells. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the Company’s retail pricing policies may be made by sales managers.

Selling, general and administrative expense as a percentage of total revenue was 13.8% for the six months ended May 31, 2007. Selling, general and administrative expenses are, for the most part, more fixed in nature. The increase was due to the acquisition of the Company’s operating Subsidiaries subsequent to the date of the corresponding reporting period in 2006. The Company expects to see increases in selling, general and administrative expenses related to increasing personnel, advertising, higher insurance costs and servicing. The Company also intends to increase selling, general and administrative expenditures to strengthen controls and procedures, improve efficiencies in the corporate infrastructure as well as transitional costs associated with future acquisitions. Also, approximately $336,459 of non-cash stock-based compensation expense was recorded during the first and second quarter. Deferred financing expense for the amortization of common stock warrants for the six months ended May 31, 2007 was a non-cash amount of $2,177,417.

Cost of credit losses during the first and second quarter(s) 2007 were approximately 33.0% of total revenue. Company management believes that credit losses were higher in the first quarter as a percentage of revenues than anticipated performance (i) seasonality with respect to cash allocation decisions by customers during the end of the calendar year holiday season, (ii) with respect to higher repossessions at the Georgia and Tennessee lots resulting from higher than industry average of customer accounts assigned to in-house collectors, and (iii) Freedom Auto Sales’ transition from a Byrider franchisee and operational disputes with J.D. Byrider which temporarily depressed the sales of Freedom Auto Sales during the calendar quarter following the acquisition. Company management believes that the foregoing factors coupled with higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting its customers have had a negative impact on collection results.  At May 31, 2007, 6.8% of the Company’s finance receivable balances were over 30 days past due.

The lawsuit settlement expense during the second quarter 2007 was approximately $4.5 million and 8.1% of total revenue for the six months ended May 31, 2007. The total expense recorded consisted of a note, cash and stock warrants. There will be an ongoing monthly expense to be computed and payable based on 20% of the monthly management fees and interest paid to the current senior lender.

Interest expense as a percentage of total revenue was 12.2% for the six months ended May 31, 2007. The increase was attributed to borrowings for servicing the loans, made for the acquisition of the Subsidiaries and loans made against the Company’s portfolio of customer contract notes. The Company also established a floor plan credit line during the second quarter with the same senior lender to finance the inventory and acquisition of vehicles. During the six months ended May 31, 2007 the aggregate of all interest costs was approximately $6.7 million with an average rate charged during the quarter of approximately 16% per annum. Company management expects borrowings to increase in anticipation of growth in accounts receivable, inventory and fixed assets. Interest rates may increase as a function of interest rates charged by the Company’s lender.

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

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
Stated in U.S. Dollars

	For the Six Months Ended May 31,
	2007	2006
Net Loss	$(8,722,265)	$(418,431)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Provision for credit losses	18,253,113	-
Depreciation and amortization	286,607	1,311
Amortization deferred financing	2,764,283
Amortization deferred financing	1,035,139
Changes in assets and liabilities	(21,478,649)	(163,133)
Net cash used in operating activities	(7,861,772)	(580,253)
Net cash used in investing activities	(296,253)	(14,404)
Net cash provided in financing activities	7,943,784	709,676
Increase (decrease) in cash and cash equivalents	(214,241)	115,019
Cash and cash equivalents at beginning of year	621,609	777
Cash and cash equivalents at end of period	$407,368	$115,796

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

The agreement also includes customary financial performance covenants. The covenants are (i) the Tangible Net Worth shall not be less than $2,500,000, (ii) the Interest Coverage Ratio shall not be less than 1:4:1, and (iii) the consolidated net income of the Nice Cars Borrower determined in accordance with GAAP shall exceed $1.00 (one dollar). At May 31, 2007, the Company was in violation of the Tangible Net Worth covenant and waiver of that covenant violation was received from the lender.

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

The agreement also includes customary financial performance covenants. The covenants are (i) the Tangible Net Worth shall not be less than $2,500,000, (ii) the Interest Coverage Ratio shall not be less than 1:4:1, and (iii) the consolidated net income of the Freedom Auto Sales determined in accordance with GAAP shall exceed $1.00 (one dollar). At May 31, 2007, the Company was in violation of the Tangible Net Worth covenant and consolidated net income covenant and waivers of those covenant violations were received from the lender.

Litigation

The Company is party to various legal disputes and proceedings arising from its business activities. While, in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain.

On November 29, 2006, Lancelot Investors Fund, L.P. (the “Lancelot Fund”) brought suit against Manchester in the Cook County Circuit Court (located in Cook County, Illinois) seeking more than $1.8 million in damages. On November 29, 2006, Manchester sued the Lancelot Fund seeking the return of the unused portion of an expense deposit paid to the Lancelot Fund in the amount of $175,011. Subsequent to the filing of the two lawsuits, additional claims and counterclaims related to Manchester were asserted against other parties unrelated to Manchester, on the one hand, and the Lancelot Fund and certain of its affiliated entities, Lancelot Investment Management, L.L.C., Surge Capital and Surge Capital II, LLC (the Lancelot Fund and its four affiliated entities, collectively, the “Lancelot Parties”), on the other hand.  As disclosed in Form 8-K filed with the Securities & Exchange Commission on May 31, 2007, by confidential agreement entered into on May 24, 2007 and retroactively effective as of May 7, 2007, a settlement was reached between Manchester and all its subsidiaries and certain other parties unrelated to Manchester and the Lancelot Parties pursuant to which all claims and potential claims among the parties have been settled. The expense attributed to the settlement during the second quarter 2007 was approximately $4.5 million. The total expense recorded consisted of a note, cash and stock warrants. The Company will recognize ongoing monthly expenses to be computed and payable based on monthly management fees and interest paid to the Company’s current senior lender.

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

During the quarter-ended May 31, 2007, the Board of Directors granted options for the purchase of common stock, par value $.001 per share, to certain officers, directors and Company employees pursuant to the terms and conditions of the Company’s 2006 Equity Incentive Plan, at the respective date, amount and exercise price per share adjacent to each recipient’s name as follows:

●	Lawrence Taylor, March 30, 2007, 200,000 shares, $1.85 per share

●	Anthony Hamlin, March 30, 2007, 200,000 shares, $1.85 per share

●	Jake Baker, March 30, 2007 100,000 shares, $1.85 per share

●	Ivan Poor, March 30, 2007, 150,000 shares, $1.85 per share

●	Rex Gosset, April 20, 2007, 100,000 shares, $1.96 per share

●	Richard Gaines, April 25, 2007, 125,000 shares, $3.50 per share

●	Stephen Scorgie, April 25, 2007, 100,000 shares, $3.50 per share

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

MANCHESTER INC. (Registrant)

Date: July 24, 2007	By:	/s/ Rick L. Stanley
Name: Rick L. Stanley
Title: Chief Executive Officer

Date: July 24, 2007	By:	/s/ Lawrence A. Taylor
Name: Lawrence A. Taylor
Title: Chief Financial Officer

EXHIBIT INDEX

Manchester Inc.

Quarter Ended May 31, 2007

Exhibit No.	Description of Exhibits

Exhibit 10.58
Indemnification Agreement, dated as of February 8, 2007, between the Company and Rick Stanley, incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 16, 2007.

Exhibit 10.59
Form of Indemnification Agreement, entered into between the Company and its officers and directors, incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 16, 2007.

Exhibit 10.60
Employment Agreement, dated April 25, 2007, between the Company and Richard Gaines, incorporated by reference to Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 16, 2007.

Exhibit 10.61
Stock Option Agreement entered into between the Company and Lawrence Taylor, dated March 30, 2007, incorporated by reference to Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 16, 2007.

Exhibit 10.62
Stock Option Agreement entered into between the Company and Anthony Hamlin, dated March 30, 2007, incorporated by reference to Exhibit 10.62 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 16, 2007.

Exhibit 10.63
Stock Option Agreement entered into between the Company and Richard Gaines, dated April 25, 2007, incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 16, 2007.

Exhibit 10.64
Stock Option Agreement entered into between the Company and Stephen Scorgie, dated April 25, 2007, incorporated by reference to Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 16, 2007.

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