Form 10-Q
period 2007-08-31
MANCHESTER INC
filed 2007-10-15
CIK 1214933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number:     000-50477

MANCHESTER INC.
(Exact Name of Registrant as specified in its charter)

NEVADA	98-0380409
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

100 Crescent Court, 7 th Floor
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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,280,037 shares of $0.001 par value common stock outstanding as of October 15, 2007.

PART I:  FINANCIAL INFORMATION

MANCHESTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	AUGUST 31,	NOVEMBER 30,
	2007	2006
	(unaudited)	See Note 1
ASSETS

Current Assets
Cash and cash equivalents	$1,061,988	$621,609
Short term investments and refundable deposits	-	838,963
Accounts and contracts receivable, net	83,034,603	55,551,304
Inventory	2,882,611	3,394,276
Prepaids and other assets	1,124,190	218,959
Property, plant and equipment, net	2,213,669	914,059
Goodwill	29,182,873	9,479,356
Deferred loan costs, net	11,730,638	14,309,709
Deferred state income taxes	133,989	133,989
Other assets	217,596	-

Total Assets	$131,582,157	$85,462,224

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$1,913,421	$627,639
Accrued liabilities and expenses	3,293,437	534,798
Revolving lines of credit	98,000,948	55,419,818
Notes payable	8,399,241	4,619,741
Notes payable to stockholders	11,406,506	9,871,996
Deferred warranty revenue	651,987	-
Capital leases payable	216,128	251,743

Total Liabilities	123,881,668	71,325,734

STOCKHOLDERS’ EQUITY

Common Stock
Authorized:
100,000,000 common shares, no par value $0.001 per share,
34,280,037 and 32,726,500 shares issues and outstanding at August 31, 2007 and November 30, 2006, respectively	34,280	32,726

Additional paid in capital	21,649,332	17,615,747

Accumulated Deficit	(13,983,123)	(3,511,983)

Total Stockholders’ Equity	7,700,489	14,136,490

Total Liabilities and Stockholders Equity	$131,582,157	$85,462,224

The accompanying notes are an integral part of these interim financial statements

MANCHESTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

	Three Months Ended August 31,		Nine Months Ended August 31,

	2007	2006	2007	2006
	(unaudited)		(unaudited)

Revenues:
Net vehicle sales	$31,886,884	$-	$76,588,271	$-
Interest income	5,625,352	-	16,220,253	-
Total income	37,512,236	-	92,808,524	-

Cost of sales	15,784,165	-	39,333,196	-

Gross profit	21,728,071	-	53,475,328	-

Expenses:
Selling, general and administrative	4,763,134	439,440	12,368,645	847,836
Provision for credit losses	12,094,378	-	30,347,790	-
Interest expense	4,110,169	27,220	10,844,460	35,944
Depreciation and amortization	158,221	1,201	444,828	2,512
Financing and other fees	370,147	-	944,497	-
Total expenses	21,496,049	467,861	54,950,220	886,292

Operating income (loss)	232,022	(467,861)	(1,474,892)	(886,292)

Other Expense:
Amortization of loan costs	(1,088,708)	-	(3,266,125)	-
Stock option for services	-	(117,456)	(336,459)	(117,456)
Lawsuit Settlement	(887,505)		(5,393,665)

Loss before taxes	(1,744,191)	(585,317)	(10,471,141)	(1,003,748)

Income tax provision (benefit)	-	-	-	-

Net loss	$(1,744,191)	$(585,317)	$(10,471,141)	$(1,003,748)

Net loss per share applicable to common shareholders
Basic and diluted	$(0.05)	$(0.02)	$(0.31)	$(0.03)

Weighted average number of common shares and common share equivalent outstanding	34,280,037	33,137,500	34,107,366	33,137,500

The accompanying notes are an integral part of these interim financial statements

MANCHESTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW

	For the Nine Months Ended August 31,
	2007	2006
	(unaudited)
Net Loss	$(10,471,141)	$(1,003,748)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Provision for credit losses	14,771,499	-
Depreciation and amortization	444,528	2,512
Amortization cost of deferred financing	4,219,050	-
Stock options and warrants	1,035,139	-

Changes in assets and liabilities:
Decrease (increase) in refundable deposits	900,000	(175,011)
Increase in accounts and contracts receivable, net	(29,368,884)	-
Decease in inventory	1,546,487	-
Increase in prepaids and other current assets	(665,414)	(362,418)
Increase in accounts payable	207,608	-
Increase in accrued interest	407,237	24,305
Increase in accrued expenses and liabilities	1,745,504	193,254
Increase in deferred warranty revenue	328,144	(1,321,106)
Net cash used in operating activities	(14,900,242)	(1,321,106)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	-
Purchase of property, plant and equipment	(368,188)	(14,404)
Net cash used in investing activities	(368,188)	(14,404)

Cash flows from financing activities
Deferred loan costs incurred	(1,639,978)	(292,444)
Payments on notes payable	(50,342,292)	-
Proceeds from loans	69,484,029	1,544,558
Payments on capital leases, net of additions	(35,615)	-
Repayments of stockholder loans	(1,757,335)	117,400
Net cash provided in financing activities	15,708,809	1,369,514

Increase (decrease) in cash and cash equivalents	440,379	34,004

Cash and cash equivalents at beginning of year	621,609	777

Cash and cash equivalents at end of period	$1,061,988	$34,781

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$11,710,839	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

MANCHESTER, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Nine Months Ended August 31,
	2007	2006
	(unaudited)
Supplemental disclosures of non-cash investing and financing activities:
Stock issued to acquire business	$3,000,000	$-

Notes issued to acquire business	$3,150,000	$-

Amortization of common stock warrants beneficial conversion feature	$3,266,125	$-

Relative fair value of common stock options issued for services	$336,459	$-

Warrants issued in settlement	$698,680	$-

Reclassification of goodwill - (Note 14)	$14,704,113	$-

The accompanying notes are an integral part of these interim financial statements

MANCHESTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007 (Unaudited)

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

On October 4, 2006, the Company acquired a Buy-Here/Pay-Here used car sales enterprise. The transaction consisted of the acquisition of Nice Cars, Inc., car sales company and Nice Cars Capital Acceptance Corporation, an affiliate credit acceptance company (collectively, the “Nice Cars Acquisition,” and such companies, collectively, the “Nice Cars Companies”) by two of the Company’s wholly-owned subsidiaries Nice Cars Operations Acquisition Co, Inc. and Nice Cars Acceptance Acquisition Co, Inc. (collectively, the “Manchester Nice Cars Acquisition Subsidiaries”). Nice Cars, Inc. was incorporated under the laws of the state of Georgia on May 21, 1998. Nice Cars Capital Acceptance Corporation was incorporated under the laws of the state of Georgia on May 10, 2000. The operations for the two months ended November 30, 2006 are included in the consolidated statement of income.

The Company paid $18,051,054, incurred $9,372,095 in notes payable to the prior stockholders and issued 6.25 million shares of the Company’s common stock to acquire the Nice Cars Companies. As part of the purchase price, the Company also agreed to the assumption of certain obligations and liabilities. The Company acquired the Nice Cars Companies pursuant to the terms of two share purchase and exchange agreements.

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

On December 29, 2006, the Company acquired a second Buy-Here/Pay-Here used car sales enterprise. The transaction consisted of the acquisition of F.S. English, Inc., a Buy-Here/Pay-Here car sales company, and GNAC, Inc., its affiliated credit acceptance company, by two special purpose wholly-owned acquisition subsidiaries of the Company that were incorporated under the laws of the state of Delaware on November 21, 2006. Following the acquisition, F.S. English, Inc. and GNAC were merged into the Company’s subsidiaries and now operate under the names “Freedom Auto Sales” and “Freedom Auto Acceptance” (collectively, the “Freedom Companies”). The operations of the Freedom Companies for the eight months ended August 31, 2007 are included in the consolidated statement of operations.

The Freedom Companies’ corporate predecessors’ financial statements for the calendar years ended December 31, 2005 and 2004, respectively, were audited by Katz, Sapper & Miller, LLP, a large audit, accounting and professional services firm in Indianapolis, Indiana. Manchester Inc. has engaged its public accounting firm of Rodefer Moss & Co, PLLC (“Rodefer Moss”) to perform the audit for the year ended December 31, 2006, the results of which will be incorporated on Form 8-K to be filed upon the completion of such audit. The consolidated financial statements of Manchester, Inc. for the nine months ended August 31, 2007 were prepared on the basis that no material misstatements would result from the audit of the Freedom Companies corporate predecessors’ financial statements for their respective fiscal-year ended December 31, 2006.

On July 25, 2007, Manchester Inc. acquired a third Buy-Here/Pay-Here used car sales enterprise. The transaction consisted of the acquisition of substantially all of the assets (including the name) of Royce Motors, Inc., a company incorporated under the laws of the state of Indiana on December 20, 1993. Following the acquisition of such assets, Manchester Inc. now operates Royce Motors as a unit of the Freedom Companies. The operations of the Freedom Companies for the eight months ended August 31, 2007 (including Royce Motors from the date of acquisition through August 31, 2007) are included in the consolidated statement of operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Manchester, Inc. and its subsidiaries. The Consolidated Statements of Operations include Manchester, Inc and Nice Cars for the nine months ended August 31, 2007 and the operations of the Freedom Companies for the eight months ended August 31, 2007. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the August 31, 2007 financial statement presentation.

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

Contracts receivable are reported at their outstanding principal balances, net of amounts estimated to be uncollectible, deferred interest on the purchased contracts, and sales tax due from customers but not payable to the applicable states until collected.

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

Per Share Amounts

The basic net income (loss) per common share has been computed based upon the weighted average number of shares of Common Stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average number of shares of Common Stock outstanding and shares that would have been outstanding assuming the issuance of Common Stock for all potentially dilutive securities outstanding. The Company’s outstanding stock options and warrants represent the only potentially dilutive securities outstanding. Diluted net loss per common share is equal to the basic net loss per common share for the nine months ended August 31, 2007 and 2006 as common equivalent shares from stock options and stock warrants would have an anti-dilutive effect because of the loss from continuing operations. As of August 31, 2007, there were 4,933,333 shares of potentially dilutive securities from vested options and warrants.

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

Advertising

The Company expenses advertising production and communication costs as they are incurred. The total advertising expense for the three and nine months ended August 31, 2007 was $171,770 and $418,817, respectively.

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

Statement of Financial Accounting Standards No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ( SFAS 154) was issued in May 2006 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The Company does not expect that SFAS 154 will have any significant effect on future financial statements.

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

In September 2006 the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatement in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a material misstatement, when all relevant quantitative and qualitative factors are considered. SAB 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. The Company has adopted SAB 108 for its fiscal year ending November 30, 2007. The Company is currently evaluating the effect that adopting this statement will have on the Company’s financial position and results of operations.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS No. 157 will have on our results of operations and financial position.

NOTE 3. ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Contracts receivable are recorded at their outstanding principal balances, reduced by any charge-offs or specific valuation accounts, deferred interest and sales tax due from customers. The Company finances vehicle sales to selected customers over periods ranging from 36 to 60 months, with interest at 26% in Georgia and Tennessee and ranging from 16% to 21% in Indiana.

The allowance for uncollectible accounts is based upon the Company’s historical loss percentage relative to the fair value of the contracts’ underlying collateral

The estimated future maturities of contracts receivable at August 31, 2007 using forty-two months as the average contract term remaining, are as follows.

August 31, 2007	Gross contracts receivable	Unearned finance charges and sales taxes	Principal balance

1st year	$67,586,145	$(9,846,872)	$57,739,273
2nd year	43,144,865	(6,285,933)	36,858,932
3rd year	18,013,766	(2,624,491)	15,389,275
4th year	2,507,893	(365,384)	2,142,509
5th year	741,697	(108,061)	633,636

Total	$131,994,366	$(19,230,741)	$112,763,625

Allowance for credit losses			(29,729,022)

Total			$83,034,603

The above tabulation should not be regarded as a forecast of future cash collections.

The allowance for credit losses at August 31, 2007 was $29,729,022 and represents 26.4% of the net principal balance. See Note 14.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at August 31, 2007 and November 30, 2006 consisted of the following:

	August 31,	November 30,
	2007	2006

Furniture and fixtures	$557,477	$67,211
Equipment	3,294,628	2,167,903
Leasehold improvements	1,274,350	440,551
Buildings	712,323	108,349
	5,838,778	2,784,014
Less: accumulated depreciation	(3,625,109)	(1,869,955)
Property, plant and equipment, net	$2,213,669	$914,059

NOTE 5. DEFERRED LOAN COSTS AND COMMON STOCK WARRANTS

Deferred Loan Costs at August 31, 2007 consists of common stock warrants that were issued to the Company’s lender, Palm Beach Multi-Strategy Fund, L.P. on October 4, 2006 and attendant fees and expenses associated with the credit facility. The 4,000,000 warrants were valued using the Black-Scholes pricing model with an exercise price of $3.00 and a weighted average common per share price of $3.27. The amortization period is 36 months, the length of the loan duration.

	August 31,	November 30,
	2007	2006

Gross value of warrants issued	$13,064,499	$13,064,499

Loan expenses	3,726,940	2,086,961

Total	16,791,439	15,151,460

Less: amortization expense	(5,060,801)	(841,751)

Balance of deferred loan costs	$11,730,638	$14,309,709

NOTE 6. REVOLVING LINE OF CREDIT

The Company has six lines of credit with Palm Beach Multi-Strategy Fund L.P. with a total outstanding balance of $98,000,948 at August 31, 2007. The lines of credit are secured by accounts receivable, inventory and all assets of the Company.

	August 31,		November 30,
	2007		2006

Revolving line of credit with Palm Beach Multi-Strategy Fund L.P. dated September 28, 2006, as amended December 28, 2006 , consisting of a term note payable in full September 28, 2009, secured by accounts receivable, inventory and all assets of the Company, with interest at the Prime Rate as published in The Wall Street Journal ("WSJ Prime Rate") + 9% with an interest rate floor of 17% and a revolving credit line with interest at the WSJ Prime Rate + 5% with an interest rate floor of 13%.	$66,004,494	1	$55,419,818	(*)

Revolving line of credit with Palm Beach Multi-Strategy Fund L.P. dated December 28, 2006, consisting of a term note payable in full December 28, 2009, secured by accounts receivable, inventory and all assets of the Company, with interest at the WSJ Prime Rate + 8% with an interest rate floor of 16% and a revolving credit line with interest at the WSJ Prime Rate + 5% with an interest rate floor of 13%.	22,691,898	2	-

Revolving line of credit with Palm Beach Multi-Strategy Fund L.P. dated July 25, 2007, secured by accounts receivable, inventory and all assets of the Company, with interest at the WSJ Prime Rate + 6.75%.	4,912,986		-

Promissory note with Palm Beach Multi-Strategy Fund L.P. dated August 9, 2007, with interest at a fixed rate of 13%.	1,285,000		-

Revolving Floor Plan with Palm Beach Multi-Strategy Fund, L.P. secured by the equivalent inventory with interest at the WSJ Prime Rate + 7.75% with an interest rate floor of 16%.	1,599,186		-

Revolving Floor Plan with Palm Beach Multi-Strategy Fund, L.P. secured by the equivalent inventory with interest at the WSJ Prime Rate + 7.75% with an interest rate floor of 16%.	1,507,384		-

Total	$98,000,948		$55,419,818

1 - The outstanding revolving credit line balance and term note payable at August 31, 2007 were $24,654,173 and $41,350,321, respectively.

2 - The outstanding revolving credit line balance and term note payable at August 31, 2007 were $5,180,558 and $17,511,340, respectively.

(*) Certain prior year amounts have been reclassified to conform to the August 31, 2007 financial statement presentation.

NOTE 7. NOTES PAYABLE

Notes payable at August 31, 2007 and November 30, 2006 were outstanding as follows:

	August 31,	November 30,
	2007	2006

Note Payable to a bank in monthly installments of $26,678 including interest at 8.19%, through February 2012. Secured by certain property and equipment.	610,570	-

Note Payable to a bank in monthly installments of $432 including interest at 5.95% through April 2009. Secured by certain property and equipment.	8,080	-

Unsecured promissory demand note with one lender with interest of 5%.	2,200	-

Unsecured promissory demand notes with one lender, dated from December 2005 through February 28, 2007 with interest of 6%.	4,838,254	4,437,204

Unsecured financing agreement with 1st. Insurance Funding payable in two remaining installments due by January 10, 2007.	-	83,233

Unsecured promissory note with one lender, amended June 1, 2006, payable June 1, 2007 with interest of 8%.	99,304	99,304

Unsecured promissory demand note dated May 7, 2007 payable in eighteen equal monthly installments of $25,000, without interest, with the remaining balance due in full by November 7, 2008.	2,840,833	-

Total	$8,399,241	$4,619,741

NOTE 8. NOTES PAYABLE TO STOCKHOLDERS

The stockholder notes payable balances at August 31, 2007 and November 30, 2006 are detailed below. The notes payable to stockholders consists of various notes issued by the Company in the acquisition of the Nice Car’s companies on October 4, 2006 and Freedom Auto Sale’s companies on December 29, 2006. The notes are subordinated to the note of the revolving line of credit as described at Note 6.

	August 31,	November 30,
	2007	2006

Unsecured promissory note to shareholders dated October 4, 2006, payable in full October 4, 2007, with interest rate of 10%.	$6,930,000	$6,930,000

Unsecured promissory note to shareholders dated October 4, 2006, payable in full November 1, 2006, with interest rate of 10%.	-	627,543

Unsecured demand note to shareholder dated November 1, 2006, with interest rate of 10%.	-	500,000

Unsecured promissory note to shareholders dated October 4, 2006, payable in full January 2, 2007, with interest rate of 10%.	1,240,765	1,814,453

Unsecured promissory note to shareholder, with an interest rate of 8%, payable on demand.	40,823	-

Unsecured promissory note to shareholder, with an interest rate of 8%, payable on demand.	44,918	-

Unsecured promissory note to shareholders dated December 29, 2006, payable in full December 29, 2007, with interest rate of 5%.	3,000,000	-

Unsecured promissory note to shareholders dated December 29, 2006, payable in two equal installments due on or before June 29, 2007 and September 29, 2007, respectively with interest rate of 5%.	150,000	-

Total	$11,406,506	$9,871,996

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 1, 2006	550,000	$4.46
Granted	-	-
Exercised	-	-
Forfeited	(350,000)	4.44

Outstanding at February 28, 2007	200,000	4.45	0.78	-

Granted	900,000	2.63
Exercised	-	-
Forfeited	-	-
Outstanding at May 31, 2007	1,100,000	$2.97	1.71	-

Granted	350,000	1.88
Exercised	-	-
Forfeited	-	-
Outstanding at August 31, 2007	1,450,000	$2.71	1.48	-

Vested and execisable at August 31, 2007	133,333	$4.45

NOTE 10. INCOME TAXES

The income tax provision charged (benefit credited) for the nine months ended August 31, 2007 was as follows:

Benefit

Provision for income taxes related to operations	$(3,560,200)
Less tax effects of non-deductible expenses:
Provision for credit losses	(330,500)
Amortization of deferred loan costs	1,110,500
Charitable contribution carryforward	2,900

Total provision for Federal income taxes	$(2,777,300)

Net provision for income taxes from Indiana operations	(535,200)
Net provision for income taxes from Tennessee and Georgia operations	116,200

Provision for income tax benefit related to operations	(3,196,300)

Valuation allowance	3,196,300

Net current year provision	$-

The differences between the Statutory Federal income tax rate and the effective tax rate are as follows:

Statutory Federal income tax rate	-34.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal Benefit	-4.0%
Provision for credit losses	-3.2%
Amortization of deferred loan costs	10.6%
Charitable contribution carryforward	0.0%

Effective tax rate before valulation allowance	-30.5%

Temporary differences which give rise to a significant portion of deferred tax assets and liabilities were as follows:

Provision for credit losses	$11,835,588
Amortization of deferred loan costs	1,241,099
Charitable contribution carryforward	68,197

Total deferred tax benefit	13,144,884

Valuation allowance	(13,010,895)

Total defered tax benefit net of valuation allowance	$133,989

Prior year tax benefit provisions caused by losses incurred by operations during the development stage are not material and have been eliminated by valuation allowances.

NOTE 11. CONCENTRATION OF CREDIT RISK

The Company’s customer base is concentrated in the Northwest Georgia, Southeast Tennessee and Northern Indiana geographical areas. Due to the nature of the Company’s business, many of its customers are considered substandard credit risks.

The Company has concentrated cash deposits in multiple high credit quality financial institutions. At times, the balances in these accounts may be in excess of federally insured limits. The company does not believe that it is exposed to significant credit risk in connection with cash and cash equivalents at August 31, 2007.

The Company is exposed to various risks of loss related to torts, theft of, damage to and destruction of assets, errors and omissions and natural disasters. The Company has purchased third party liability and property damage insurance to protect against these claims and losses.

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, none of which are held for trading, include cash, contracts receivable, accounts payable, accrued expenses, floor plan notes payable and capital leases payable. The Company estimates that the fair value of all financial instruments at August 31, 2007 (Unaudited) and November 30, 2006 (Audited) does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying combined financial statements. The estimated fair value amounts have been determined by using available market information and appropriate data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts.

NOTE 13. ACQUISITIONS

On December 29, 2006, Manchester, Inc. acquired F.S. English, Inc. and GNAC, Inc. The transaction was consummated through two special purpose wholly-owned acquisition subsidiaries of the Company. Following the acquisition, F.S. English, Inc. and GNAC, Inc. were merged into the Company’s acquisition subsidiaries and now respectively conduct business as Freedom Auto Sales and Freedom Auto Acceptance.

The transaction was accounted for as a purchase in accordance with SFAS 141, Business Combinations.
The purchase price of Freedom Auto Sales is as follows:

Total purchase price of the Freedom Companies:
Cash	$-
Notes to seller	3,150,000
Common stock par value	3,000,000

Total purchase price	$6,150,000

Net assets acquired:
Cash	$-
Tangible assets, net	25,172,975

Total assets acquired	25,172,975

Liabilities assumed	(24,022,379)

Total liabilities assumed	(24,022,379)

Net assets acquired	$1,150,596

Goodwill	$4,999,404

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

On July 25, 2006, Manchester, Inc. acquired substantially all of the assets (including the name) of Royce Motors, Inc. Following the acquisition of such assets, Manchester Inc. now operates Royce Motors as a unit of the Freedom Companies.

The transaction was accounted for as a purchase in accordance with SFAS 141, Business Combinations.
The purchase price of Royce Motors assets is as follows:

Total purchase price of the Royce Motors:

Net assets acquired:
Cash	$-
Tangible assets, net	5,245,317

Total assets acquired	5,245,317

Liabilities assumed	(5,245,317)

Total liabilities assumed	(5,245,317)

Net assets acquired	$-0-

Tangible assets acquired of $5.2 million includes trade accounts receivable, net (customer contracts), inventory and net fixed assets.

Liabilities assumed of $5.2 million include credit line and equipment financing notes.

NOTE 14. GOODWILL

The Company has recorded goodwill in connection with its acquisition of the Nice Cars and Freedom Auto Sales companies.

In connection with the Nice Cars Acquisition, the company made an initial allocation of the purchase price. The initial allocation of the purchase price for the Nice Cars Acquisition utilized historical analyses and data of the Nice Cars Companies in estimating the allowance for credit losses. During the nine months ended August 31, 2007, the Company has performed a more extensive analyses following the conversion of the former operating and accounts systems to an Internet based and integrated operating and accounting system designed for the Buy-Here/Pay-Here industry to evaluate the quality of the customer accounts and quantify actual write-offs that occurred that should have been part of the allowance for credit losses at the acquisition date of October 4, 2006. As a result of the analyses, the Company made an adjustment to increase goodwill by $14.6 million. Management will continue its analyses of the purchase price allocation with respect to the Nice Cars Companies including any purchase price adjustments that may be applicable in connection with representations and warranties made in the purchase documents. Management continues to assess pre-acquisition contingencies and fair value estimates of assets acquired and liabilities assumed in connection with the Nice Cars Acquisition. Management plans to complete its purchase price allocation and record any additional adjustments that may be necessary during the fourth quarter of 2007.

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

On November 29, 2006, Lancelot Investors Fund, L.P. (the “Lancelot Fund”) brought suit against Manchester in the Cook County Circuit Court (located in Cook County, Illinois) seeking more than $1.8 million in damages. On November 29, 2006, Manchester sued the Lancelot Fund seeking the return of the unused portion of an expense deposit paid to the Lancelot Fund in the amount of $175,011. Subsequent to the filing of the two lawsuits, additional claims and counterclaims related to Manchester were asserted against other parties unrelated to Manchester, on the one hand, and the Lancelot Fund and certain of its affiliated entities, Lancelot Investment Management, L.L.C., Surge Capital and Surge Capital II, LLC (the Lancelot Fund and its four affiliated entities, collectively, the “Lancelot Parties”), on the other hand.  As disclosed in Form 8-K filed with the Securities & Exchange Commission on May 31, 2007, by confidential agreement entered into on May 24, 2007 and retroactively effective as of May 7, 2007, a settlement was reached between Manchester and all its subsidiaries and certain other parties unrelated to Manchester and the Lancelot Parties pursuant to which all claims and potential claims among the parties have been settled. The expense attributed to the settlement during the second and third quarter of 2007 was approximately $4.5 million and $.9 million, respectively. The total expense recorded consisted of a note, cash and stock warrants. The Company will recognize ongoing monthly expenses to be computed and payable based on monthly management fees and interest paid to the Company’s current senior lender.

Additionally, the Company and its subsidiaries are involved in litigation arising in the ordinary course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations, and accordingly, has not recorded a liability in conjunction with them.

NOTE 16. SUBSEQUENT EVENTS

The Company has entered into term sheets for the prospective acquisition of several Buy-Here/Pay-Here companies. The Company is currently negotiating definitive terms and conditions of the definitive agreements with respect to such acquisitions, however, as of the date of this report definitive agreements have not yet been entered into by the parties.

Subsequent to August 31, 2007 the Company has determined that in its judgment, certain warranties and representations given by the sellers in the Nice Cars acquisition were inaccurate at the date of acquisition. Accordingly finance receivables acquired in connection with Nice Cars purchase did not meet acceptable underwriting criteria, and the Company’s lines of credit exceed its following base.

The initial allocation of the purchase price was adjusted to goodwill. The Company believes a further adjustment to the purchase price and goodwill will be appropriate. The Company continues to seek to enforce its rights against the sellers, based on the written representations received, and in October 2007, the Company filed suit against the sellers seeking relief on variety of claims. The Company assesses goodwill whenever circumstances and events indicate a possible impairment may have occurred, and at any rate, no less frequently than annually. Accordingly, during the fourth quarter the Company will complete its analysis of goodwill obtained in the fourth quarter of its prior fiscal year.

NOTE 17. RELATED PARTY TRANSACTIONS

In the nine months ended August 31, 2007, the company paid to Richard L. Stanley, the Company’s Chief Executive Officer, the sum of $409,100 for property rent of three vehicle lots in Indiana that operate under the Freedom Companies subsidiary.

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

Overview

Our Company was incorporated on August 27, 2002 under the laws of the state of Nevada. On October 4, 2006 we entered into two agreements for the acquisition of a Buy-Here/Pay-Here enterprise consisting of Nice Cars, Inc. and Nice Cars Capital Acceptance Corporation (collectively, the “Nice Cars Companies”). On December 29, 2006, the Company acquired F.S. English, Inc., a Buy-Here/Pay-Here car sales company, and GNAC, Inc., its affiliated credit acceptance company, which now operate under the names “Freedom Auto Sales and “Freedom Auto Acceptance”. On July 25, 2007, the Company acquired substantially all of the assets (including the name) of Royce Motors, Inc., a Buy-Here/Pay-Here car sales company, which operates as a unit of the Freedom Companies. Each Buy-Here/Pay-Here enterprise is referred to as a "dealership". Our operations during the period covered by this Quarterly Report were principally in Georgia, Tennessee and Indiana. We intend to make additional acquisitions during the foreseeable future and expand our Buy-Here/Pay-Here operations into other geographic areas.

As of the end of the period covered by this Quarterly Report, the Company served as the holding company for (i) the Nice Cars Companies, (ii) Nice Cars Funding LLC, (iii) the Freedom Companies, and (iv) Manchester Indiana Funding, LLC (collectively, Manchester’s six subsidiaries are referred to herein as the “Subsidiaries”). Our financial statements for the period covered by this Report describe the financial condition and results of operations for Manchester Inc. and its Subsidiaries on a consolidated historical basis (unaudited). During the first three fiscal quarters ended August 31, 2007, the Company had no other operations other than those conducted by the Subsidiaries. As part of its planning to operate as a holding company for the Subsidiaries, the Company has hired professional accounting and financial personnel to administer the Subsidiaries, manage the loans, prepare financial statements and perform other functions and duties as a centralized corporate office.

The Company’s Subsidiaries operate as separate sales and finance companies in order to distinguish vehicle sales operations from financing activities. Our finance subsidiaries purchase the retail sales contracts from affiliated sales subsidiaries and assume all rights and responsibilities with respect to the acquired contracts. These contracts have varying terms, generally ranging from 36 months to 60 months, with interest charges of up to 26%. The Company primarily sells used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or impaired credit. As of August 31, 2007, the Company’s Subsidiaries operated three dealerships that sold used vehicles from 12 different sales lots.

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

RESULTS OF OPERATIONS

The financial statements (unaudited) contained herein have been prepared on a historical basis to give effect to the acquisition of our Subsidiaries using the purchase method of accounting with assumptions and adjustments as described in the accompanying notes to the combined condensed consolidated financial statements (unaudited) for the three and nine months ended August 31, 2007.

The following discussion provides an analysis of our results of operations, liquidity, and capital resources. This should be read in conjunction with our unaudited consolidated financial statements and related notes thereto contained in Item 1 of this Quarterly Report. The operating results of the three and nine-month periods presented were not significantly affected by inflation. The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Stated in U.S. Dollars)

	For the Three Months Ended August 31,			For the Nine Months Ended August 31,

	2007	% to Sales	2006	2007	% to Sales	2006
	(unaudited)			(unaudited)
Revenues:
Net vehicle sales	$31,886,884	85.0%	$-	$76,588,271	82.5%	$-
Interest income	5,625,352	15.0%	-	16,220,253	17.5%	-
Total income	37,512,236	100.0%	-	92,808,524	100.0%	-

Cost of sales	15,784,165	42.1%	-	39,333,196	42.4%	-

Gross profit	21,728,071	57.9%	-	53,475,328	57.6%	-

Expenses:
Selling, general and administrative	4,763,134	12.7%	439,440	12,368,645	13.3%	847,836
Provision for credit losses	12,094,378	32.2%	-	30,347,790	32.7%	-
Interest expense	4,110,169	11.0%	27,220	10,844,460	11.7%	35,944
Depreciation and amortization	158,221	0.4%	1,201	444,828	0.5%	2,512
Financing and other fees	370,147	1.0%	-	944,497	1.0%	-
Total expenses	21,496,049	57.3%	467,861	54,950,220	59.2%	886,292

Operating loss	232,022	0.6%	(467,861)	(1,474,892)	-1.6%	(886,292)

Other Expense:
Amortization of warrants	(1,088,708)	-2.9%	-	(3,266,125)	-3.5%	-
Stock option for service	-	0.0%	(117,456)	(336,459)	-0.4%	(117,456)
Lawsuit Settlement	(887,505)	-2.4%	-	(5,393,665)	-5.8%	-

Loss before taxes	$(1,744,191)	-4.6%	$(585,317)	$(10,471,141)	-11.3%	$(1,003,748)

Three Months Ended August 31, 2007

The Company’s Subsidiaries consist of the Nice Cars Companies and the Freedom Companies and their respective finance subsidiaries. The Nice Cars Companies were acquired during the prior fiscal year on October 4, 2006. The Freedom Companies were acquired during the Company’s first fiscal quarter on December 29, 2006. Substantially all of the assets (including the name) of Royce Motors, Inc. was acquired during the third fiscal quarter covered by this Report on July 25, 2007, which operates as a unit of the Freedom Companies. The results of operations reflected in this Report do not include financial information with respect to results of operations of our Subsidiaries prior to the date of their respective acquisition by our Company. Our Company was not actively conducting business prior to the acquisition of the Nice Cars Companies in October 2006. As such, Company performance between the three months ended August 31, 2007 and the three months ended August 31, 2006 are not indicative of comparable operations with respect to such quarterly periods.

Consolidated revenues increased $37.5 million, or 100%, for the three months ended August 31, 2007 as compared to the same period in the prior fiscal year before the Company commenced operations.

Cost of sales as a percentage of total revenue was 42.1% for the three months ended August 31, 2007 from 0% in the same period of the prior fiscal year in which the Company had no material operations. The Company’s gross margins are negatively affected by operating costs and vehicle repair costs, and to the purchase price of vehicles the Company sells. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the Company’s retail pricing policies may be made by sales managers.

Selling, general and administrative expense as a percentage of total revenue was 12.7% for the three months ended August 31, 2007. Selling, general and administrative expenses are, for the most part, more fixed in nature. The increase was due to the acquisition of the Company’s operating Subsidiaries subsequent to the date of the corresponding reporting period in 2006. The Company expects to see increases in selling, general and administrative expenses related to increasing personnel, advertising, higher insurance costs and repossession activity. The Company also intends to increase selling, general and administrative expenditures to strengthen controls and procedures, improve efficiencies in the corporate infrastructure as well as transitional costs associated with future acquisitions. Deferred financing expense for the amortization of common stock warrants for the three months ended August 31, 2007 was a non-cash amount of $1,088,708.

Cost of credit losses during the third quarter 2007 were approximately 32.2% of total revenue. Company management believes that credit losses were higher in the third quarter as a percentage of revenues than anticipated performance in subsequent quarterly periods due primarily to (i) with respect to higher repossessions at the Georgia and Tennessee lots resulting from higher than industry average of customer accounts assigned to in-house collectors; and (ii) Freedom Auto Sales’ transition from a Byrider franchisee and operational disputes with J.D. Byrider which temporarily depressed the sales of Freedom Auto Sales during the calendar quarters following the acquisition. Company management believes that the foregoing factors coupled with higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting its customers have had a negative impact on collection results.  At August 31, 2007, 6.8% of the Company’s finance receivable balances were over 30 days past due.

The lawsuit settlement expense during the third quarter 2007 was approximately $0.9 million and 2.4% of total revenue. The total expense recorded consisted of a note, cash and stock warrants. There will be an ongoing monthly expense to be computed and payable based on 15% and 20% of the monthly management fees and interest paid to the current senior lender.

Interest expense as a percentage of total revenue was 11.0% for the three months ended August 31, 2007. The increase was primarily attributable to borrowings made for servicing the loans made for the acquisition of the Subsidiaries and loans made against the Company’s portfolio of customer contract notes. The Company also established a floor plan credit line with the same senior lender to finance the inventory and acquisition of vehicles. During the three months ended August 31, 2007 the aggregate of all interest costs was approximately $4.1 million with an average rate charged during the quarter of approximately 16% per annum. Company management expects borrowings to increase in anticipation of growth in accounts receivable, inventory and fixed assets. Interest rates may increase as a function of interest rates charged by the Company’s lender.

Nine Months Ended August 31, 2007

The Company’s Subsidiaries consist of the Nice Cars Companies and the Freedom Companies and their respective finance subsidiaries. The Nice Cars Companies were acquired during the prior fiscal year on October 4, 2006. The Freedom Companies were acquired during the first fiscal quarter covered by this Report on December 29, 2006. Substantially all of the assets (including the name) of Royce Motors, Inc. was acquired during the third fiscal quarter covered by this Report on July 25, 2007, which operates as a unit of the Freedom Companies. The results of operations reflected in this Report do not include financial information with respect to results of operations of our Subsidiaries prior to the date of their respective acquisition by our Company. Our Company was not actively conducting business prior to the acquisition of the Nice Cars Companies in October 2006. As such, Company performance between the nine months ended August 31, 2007 and the nine months ended August 31, 2006 are not indicative of comparable operations with respect to such quarterly periods.

Consolidated revenues increased $92.8 million, or 100%, for the nine months ended August 31, 2007 as compared to the same period in the prior fiscal year.

Cost of sales as a percentage of total revenue was 42.4% for the nine months ended August 31, 2007 from 0% in the same period of the prior fiscal year in which the Company had no material operations. The Company’s gross margins are negatively affected by operating costs and vehicle repair costs, and to the purchase price of vehicles the Company sells. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the Company’s retail pricing policies may be made by sales managers.

Selling, general and administrative expense as a percentage of total revenue was 13.3% for the nine months ended August 31, 2007. Selling, general and administrative expenses are, for the most part, more fixed in nature. The increase was due to the acquisition of the Company’s operating Subsidiaries subsequent to the date of the corresponding reporting period in 2006. The Company expects to see increases in selling, general and administrative expenses related to increasing personnel, advertising, higher insurance costs and repossession activity. The Company also intends to increase selling, general and administrative expenditures to strengthen controls and procedures, improve efficiencies in the corporate infrastructure as well as transitional costs associated with future acquisitions. Also, approximately $336,459 of non-cash stock-based compensation expense was recorded during the first and second quarter. Deferred financing expense for the amortization of common stock warrants for the nine months ended August 31, 2007 was a non-cash amount of $3,266,125.

Cost of credit losses as a percentage of total revenue was 32.7% for the nine months ended August 31, 2007. Company management believes that credit losses were higher in the first nine month(s) as a percentage of revenues than anticipated performance in subsequent quarterly periods due primarily to (i) seasonality with respect to cash allocation decisions by customers during the end of the calendar year holiday season; (ii) with respect to higher repossessions at the Georgia and Tennessee lots resulting from higher than industry average of customer accounts assigned to in-house collectors and (iii) Freedom Auto Sales’ transition from a Byrider franchisee and operational disputes with J.D. Byrider which temporarily depressed the sales of Freedom Auto Sales during the calendar quarter following the acquisition. Company management believes that the foregoing factors coupled with higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting its customers have had a negative impact on collection results.  At August 31, 2007, 6.8% of the Company’s finance receivable balances were over 30 days past due.

The lawsuit settlement expense was approximately $5.4 million and 5.8% of total revenue for the nine months ended August 31, 2007. The total expense recorded consisted of a note, cash and stock warrants. There will be an ongoing monthly expense to be computed and payable based on 15% and 20% of the monthly management fees and interest paid to the current senior lender.

Interest expense as a percentage of total revenue was 11.7% for the nine months ended August 31, 2007. The increase was attributable to borrowings made for servicing the loans made for the acquisition of the Subsidiaries and loans made against the Company’s portfolio of customer contract notes. The Company also established a floor plan credit line during the second and third quarter with the same senior lender to finance the inventory and acquisition of vehicles. During the nine months ended August 31, 2007 the aggregate of all interest costs was approximately $10.8 million with an average rate charged during the quarter of approximately 16% per annum. Company management expects borrowings to increase in anticipation of growth in accounts receivable, inventory and fixed assets. Interest rates may increase as a function of interest rates charged by the Company’s lender.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified:

MANCHESTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	AUGUST 31,	NOVEMBER 30,
	2007	2006
Assets:
Accounts and contracts receivable, net	$83,034,603	$55,551,304
Inventory	2,882,611	3,394,276
Prepaids and other assets	1,124,190	218,959
Property, plant and equipment, net	2,213,669	914,059

Liabilities:

Accounts payable	1,913,421	627,639
Accrued liabilities and expenses	3,293,437	534,798
Debt facilities	117,806,695	69,911,555

In the first nine months of fiscal 2007, inventory was 4% as compared to vehicle sales revenues.

Net property and equipment was approximately $2.2 million during the nine months ended August 31, 2007 as the Company acquired the Freedom Companies during the first quarter and substantially all the assets Royce Motors Inc. during the third quarter.

Accounts payable and accrued liabilities were approximately $5.2 million at August 31, 2007. Income taxes payable was $0 and deferred income tax liabilities were approximately $134,000 at August 31, 2007.

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

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
Stated in U.S. Dollars

 MANCHESTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW

	For the Nine Months Ended August 31,
	2007	2006
	(unaudited)
Net Loss	$(10,471,140)	$(1,003,748)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Provision for credit losses	14,771,499	-
Depreciation and amortization	444,528	2,512
Amortization deferred financing	4,219,050	-
Stock options and warrants	1,035,139	-

Changes in assets and liabilities	(24,899,319)	(319,870)
Net cash provided (used) in operating activities	(14,900,244)	(1,321,106)

Net cash used in investing activities	(368,188)	(14,404)

Net cash provided (used) in financing activities	15,708,809	1,369,514

Increase in cash and cash equivalents	440,379	34,004

Cash and cash equivalents at beginning of year	621,609	777

Cash and cash equivalents at end of period	$1,061,988	$34,781

(1) The Company Subsidiaries consist of the Nice Cars Companies and the Freedom Companies and their respective finance subsidiaries. The Nice Cars Companies were acquired during the prior fiscal year on October 4, 2006. The Freedom Companies were acquired during the first fiscal quarter covered by this Report on December 29, 2006. The results of operations reflected in this Quarterly Report do not include financial information with respect to results of operations of our Subsidiaries prior to the date of their respective acquisition by our Company. Our Company was not actively conducting business prior to the acquisition of the Nice Cars Companies in October 2006. As such, Company performance between the nine months ended August 31, 2007 and the nine months ended August 31, 2006 are not indicative of comparable operations with respect to such quarterly periods.

The Company generates cash flow from net income from operations. Most or all of this cash is used to fund finance receivables growth. To the extent finance receivables growth exceeds net income from operations, the Company generally will increase borrowings from its credit facility.

The Company’s credit facilities are provided by Palm Beach Multi-Strategy Fund L.P. (the “Lender”) pursuant to a commitment letter dated September 28, 2006 under which the Lender committed to provide up to $300 million in revolving warehouse financings for a roll up strategy to acquire captive sub prime Buy-Here/Pay-Here auto receivables origination and collection businesses nationwide (each, a “Financing”). There is no limit to the number of Financings, provided that no Financing shall be in an amount in excess of $100 million, unless approved by the Lender. Each Acquisition and Financing pursuant to the Commitment shall be subject to the Lender’s approval. The Company has drawn three loans from the credit commitment, one in the amount of $75 million for the acquisition and operation of the Nice Cars Companies during fiscal 2006, one in the amount of $30 million for the acquisition and operation of the Freedom Companies during the first quarter 2007 and the other in the amount of $10 million for the acquisition and operation of Royce Motors during the third quarter 2007, discussed in further detail below.

At August 31, 2007, the Company’s assets consisted of $1.2 million in cash, $5.1 million in other tangible net assets and $83.0 million in receivables. The Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Lender. The Company believes that it is currently in material compliance under the terms of all of its agreements.

At August 31, 2007, the Company had $1.2 million in cash on hand. On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under the revolving credit facilities which may be drawn against delivery of qualified collateralized customer contract receivables. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and sales of securitized customer contract receivables. While the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

The Company must make payments on the Loan if at any time the amount advanced by Lender to the Nice Cars Borrower exceeds the maximum amount that may be drawn on the Loan. In such event, the Nice Cars Borrower must immediately and without notice, repay to Lender an amount sufficient to eliminate the excess, or, at Lender’s option, assign and deliver additional Eligible Receivables sufficient to cover the deficiency.

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

The acquisition of the Freedom Companies closed pursuant to the terms and conditions of a Stock Purchase Agreement, dated December 2, 2006, and a First Amendment thereto, dated December 29, 2006 (collectively, the “Stock Purchase Agreement”), by and between the Company, Manchester Indiana Operations, Inc., a Delaware corporation and wholly owned acquisition subsidiary of the Company (“Indiana Operations”), Manchester Indiana Acceptance, Inc., a Delaware corporation and wholly owned acquisition subsidiary of the Company (“Indiana Acceptance”), the ten shareholders of each of F.S. English, Inc. and GNAC, Inc. (the “Indiana Sellers,” and each an “Indiana Seller”), and Rick Stanley, as the Indiana Sellers’ representative. Under the Stock Purchase Agreement, Indiana Operations acquired all of the issued and outstanding capital stock of F.S. English, Inc. (the “F.S. English Shares”) and Indiana Acceptance acquired all of the issued and outstanding capital stock of GNAC, Inc. (the “GNAC Shares,” and together with the F.S. English Shares, the “Shares”). In connection with the acquisition, the Company refinanced the GNAC, Inc. $26 million portfolio of receivables with the proceeds of the Indiana Term Loan (as described below). The aggregate consideration paid to the Indiana Sellers in exchange for the Shares was: (i) $3,000,000 in the form of a promissory note (the “Seller Note”); and (ii) 1,492,537 shares of the common stock of the Company (the “Manchester Shares”), representing an amount equal to $3,000,000 as determined by reference to the average of the closing prices of the Company common stock on the five (5) business days immediately preceding December 29, 2006. In addition, the Company (i) repaid approximately $2 million to certain creditors of the Freedom Companies on behalf of the Indiana Sellers; and (ii) caused each personal guarantee of the Indiana Sellers to be released in regard to obligations of the Freedom Companies. The indebtedness of the Freedom Companies held by Rick Stanley was only partially repaid and a subordinated note was issued to Mr. Stanley in the amount of $150,000. The Company has provided limited piggy-back registration rights to the Indiana Sellers with respect to the Manchester Shares issued to them.

The Company is continuing operations of the respective businesses of the Freedom Companies as managed by Mr. Rick L. Stanley, who served as president of the Freedom Companies prior to the date of their acquisition by the Company. Subsequent to the date of acquisition by the Company, the Freedom Companies entered into an employment agreement with Mr. Rick L. Stanley, who is now serving as CEO of the Freedom Companies and CEO of Manchester, Inc. Mr. Stanley has worked extensively in the Buy-Here/Pay-Here auto market for the past 18 years.

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

Royce Motors $10 Million Loan Agreement

During the period covered by this Quarterly Report, on July 24, 2007, the Company acquired substantially all of the assets of Royce Motors, Inc., a privately held Buy-Here/Pay-Here car sales company which operates three retail locations in the Indianapolis area. This Company operation continues to operate under the trade name of Royce Motors, Inc. but for reporting purposes operates as a division under “Freedom Auto Sales” and “Freedom Auto Acceptance”. Under the terms of the acquisition agreement, the Company paid an aggregate of approximately $4.9 million and refinanced the acquired $7.2 million portfolio of receivables through a drawdown on the Company's $300 million credit commitment.

The acquisition of Royce Motors, Inc. closed pursuant to the terms and conditions of an Asset Purchase Agreement, dated July 24, 2007 by and among Royce Motors, Inc., Manchester Indiana Operations, Inc. and Manchester Indiana Acceptance, Inc., Delaware corporations and wholly owned acquisition subsidiaries of the Company. Under the Asset Purchase Agreement, Indiana Operations and Indiana Acceptance acquired substantially all of the assets of Royce Motors, Inc. consisting of accounts receivable, inventory and fixed assets of plant, property and equipment. In connection with the acquisition, the Company refinanced the $7.2 million portfolio of receivables with the proceeds of the Royce Loan (as described below). The aggregate consideration paid to the Royce Motors sellers was approximately $4.9 million and was used to pay off certain debt facilities of Royce Motors.

Manchester Royce Funding LLC, a wholly-owned subsidiary of the Company entered into a loan agreement with the Lender, to provide financing for the acquisition of Royce Motors, Inc. This acquisition loan constitutes the third financing that the Company has entered into with the Lender. Pursuant to a Loan and Security Agreement which closed on July 24, 2007 (the “Royce Loan Agreement”), between Manchester Royce Funding LLC, the Lender and The Bank of New York Trust Company, N.A., as Collateral Agent (the “Collateral Agent”), the Lender agreed to loan Manchester Royce Funding LLC up to $10 million. The Company has initially drawn approximately $4.9 million (the “Royce Loan”) and may request additional draws under the terms of the Royce Loan Agreement. The Royce Loan Agreement expires on July 24, 2010 unless terminated earlier in accordance with its terms.

Interest on the Royce Loan will accrue at an interest rate equal to the lesser of: (i) the greater of (x) prime rate (as determined daily) plus six and three quarter percent (6.75%) per annum or (y) fifteen percent (15%) per annum; or (ii) the maximum rate which may be legally charged under applicable usury law. The Company has paid all fees, costs, expenses and disbursements of the Lender in connection with legal services, origination costs, due diligence, closing of the Royce Loan and initial interest, which in the aggregate was approximately $63,000 dollars after the refund of the $137,000 commitment fee by the Lender. All other terms and conditions of the Royce Loan are substantially similar to the same terms and conditions as the Nice Cars and Freedom Loans, as described above.

The Company and the Freedom Companies, (collectively, the “Royce Guarantors”) have each agreed to guaranty the loans up to an amount not exceeding ten percent of the amount of the Royce Loan outstanding from time to time, pursuant to the terms of a Guaranty. The Royce Guarantors have also entered into a Security Agreement with the Lender and the Collateral Agent pursuant to which each of the Royce Guarantors has granted to the Collateral Agent and its successors and assigns, for the security and benefit of the Lender, a first priority security interest in and mortgage lien on all of the respective assets of the Royce Guarantors.

In connection with the Royce Loan Agreement, the Company, the Freedom Companies and Manchester Royce Funding LLC, have entered into a Sale and Servicing Agreement, pursuant to which Indiana Acceptance has agreed to sell all of its rights to car sales contract receivables (the “Receivables”) to Manchester Royce Funding LLC. Pursuant to this Sale and Servicing Agreement, the Company shall serve as the servicer for all Receivables, acting as agent, and shall manage, service and make collections on the Receivables. The Company has delegated its duties as servicer to Indiana Acceptance, as sub-servicer. The Company and Indiana Acceptance have agreed to comply with the terms and conditions of a servicing guideline and a credit and collection policy provided by the Lender.

Litigation

The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. While, in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain.

On November 29, 2006, Lancelot Investors Fund, L.P. (the “Lancelot Fund”) brought suit against Manchester in the Cook County Circuit Court (located in Cook County, Illinois) seeking more than $1.8 million in damages. On November 29, 2006, Manchester sued the Lancelot Fund seeking the return of the unused portion of an expense deposit paid to the Lancelot Fund in the amount of $175,011. Subsequent to the filing of the two lawsuits, additional claims and counterclaims related to Manchester were asserted against other parties unrelated to Manchester, on the one hand, and the Lancelot Fund and certain of its affiliated entities, Lancelot Investment Management, L.L.C., Surge Capital and Surge Capital II, LLC (the Lancelot Fund and its four affiliated entities, collectively, the “Lancelot Parties”), on the other hand.  As disclosed in Form 8-K filed with the Securities & Exchange Commission on May 31, 2007, by confidential agreement entered into on May 24, 2007 and retroactively effective as of May 7, 2007, a settlement was reached between Manchester and all its subsidiaries and certain other parties unrelated to Manchester and the Lancelot Parties pursuant to which all claims and potential claims among the parties have been settled. The expense attributed to the settlement during the second and third quarter 2007 was approximately $4.5 million and $.9 million, respectively. The total expense recorded consisted of a note, cash and stock warrants. The Company will recognize ongoing monthly expenses to be computed and payable based on monthly management fees and interest paid to the Company’s current senior lender.

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

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were deficient with respect to assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions on required disclosures and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The Company has made changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The Board of Directors of the Company has made a commitment to revise the Company’s controls and procedures relative to the acquisition of the Nice Cars Companies and the acquisition of the Freedom Companies, as well as all subsequent Buy-Here/Pay-Here operations. The implementation of the new internal controls over financial reporting has commenced during the first quarter of 2007 and will continue subsequent to the period covered by this Quarterly Report. The new systems, controls and procedures are designed specifically for the Buy-Here/Pay-Here business, including, without limitation, implementation of the AutoStar Solutions operations software and Account Mate, a fully integrated accounting system with the AutoStar software. This system was placed into service in both the Nice Cars Companies and the Freedom Companies during the first quarter of 2007 and is currently processing such Companies’ Accounts. Company management expects the remediation of its internal controls over financial reporting to be completed during the fourth quarter of 2007.

PART II:  OTHER INFORMATION

Item 1.	Legal Proceedings

See disclosure set forth under the caption “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Legal Matters” which is incorporated herein by reference thereto.

Subsequent Events

On October 5, 2007 the Company and the following subsidiaries, Nice Cars Operations AcquisitionCo, Inc., Nice Cars Acceptance AcquisitionCo., Inc and Nice Cars Funding, LLC, collectively filed suit in the U.S. District Court, Southern District of New York against Ray Lyle, Sr., Victoria Lyle, Ray Lyle, II, Robert Lyle, Ginger Bond (collectively the “Lyle Defendants”) and the United States Department of Treasury, Internal Revenue Service seeking a variety of relief (such litigation, the “Action”).  On October 12, 2007, an amended complaint was filed in the Action.  The relief sought against the Lyle Defendants includes, but is not limited to, enforcement of the terms of a settlement and other relief.

Item 1A.	Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K filed with respect to the Company’s fiscal year end on November 30, 2006. There have been no material changes in the Company’s risk factors subsequent thereto.

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

(b) Reports on Form 8-K

On July 17, 2007, the Company filed a Form 8-K disclosing its entry into Letter of Intent to Acquire Greenwich Automotive Consultants, LLC, Granite Auto Company, LLC and Greenwich Finance, LLC subject to final due diligence, approval of the purchase agreements and approval from credit provider.

On July 27, 2007, the Company filed a Form 8-K disclosing its completion of acquiring substantially all the assets of Royce Motors, Inc.

Subsequent Events

On September 12, 2007, the Company filed a Form 8-K disclosing the acceptance of obtaining substantial reduction in cost of operational loans for future acquisitions.

On September 17, 2007, the Company filed a Form 8-K disclosing its entry into Letter of Intent to acquire Discovery Byrider, Brightstar Financial Group and eight affiliates subject to final due diligence, approval of the purchase agreements and approval from credit provider.

On September 19, 2007, the Company filed a Form 8-K disclosing its entry into Letter of Intent to Acquire Value Systems and Affiliates subject to final due diligence, approval of the purchase agreements and approval from credit provider.

On September 20, 2007, the Company filed a Form 8-K disclosing its entry into Letter of Intent to Acquire C & S Orlando, Inc and C & S Orlando Finance subject to final due diligence, approval of the purchase agreements and approval from credit provider.

On October 12, 2007, the Company filed a Form 8-K disclosing confirmation of agreement to acquire Griffin Management Services, Inc. and Griffin Financial Corporation d/b/a Union Acceptance Company through two special purpose acquisition subsidiaries, subject to final due diligence and approval from the Company’s credit provider.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

MANCHESTER INC. (Registrant)

Date: October 15, 2007	By:	/s/ Rick L. Stanley
Name: Rick L. Stanley
Title: Chief Executive Officer

Date: October 15, 2007	By:	/s/ Lawrence A. Taylor
Name: Lawrence A. Taylor
Title: Chief Financial Officer

EXHIBIT INDEX

Manchester Inc.

Quarter Ended August 31, 2007

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

E-1